Form 10-Q
period 2018-03-31
Adorbs Inc.
filed 2018-05-10
CIK 1726822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2018

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: ________________

ADORBS INC.

(Exact name of registrant as specified in its charter)

Nevada	82-315523
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

234 E. Beech Street, Long Beach, NY 11561

 (Address of principal executive offices, Zip Code)

(516) 544-2812

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The number of shares of registrant’s common stock outstanding as of April 24, 2018 was 21,000,000.

FORM 10-Q

ADORBS INC.

March 31, 2018

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)	4
	Condensed Balance Sheets as of December 31, 2017 and March 31, 2018	4
	Unaudited Condensed Statements of Operations and Comprehensive Loss from from the year ended December 31, 2017 and through the three months ended March 31, 2018	5

	Unaudited Condensed Statements of Cash Flows for the three months ended	6
	Notes to Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits	18
	Signature	19

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 8-K which was filed with the SEC on January 20, 2017 (the “Super 8-K”), in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I. FINANCIAL INFORMATION

 ADORBS INC.

BALANCE SHEET

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26.978	$16,764
Inventory	26,303
Total current assets	53,281	16,764

TOTAL ASSETS	$53,281	$16,764

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$28,612	$4,037
Loan from related parties	31,459	21,859
Total current liabilities	60,071	25,896

Total liabilities	60,071	25,896

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 21,000,000 and 3,000,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	21,000	3,000
Accumulated deficit	(27,790)	(12,132)
Total stockholders’ deficit	(6,790)	(9,132)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$53,281	$16,764

The accompanying notes are an integral part of these financial statements.

ADORBS INC.

STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended March 31
2018
(unaudited)

REVENUES	$—

OPERATING EXPENSES:
Research and Development Costs	251
General and Administrative	1,111
Professional Fees	14,320
Total operating expenses	15,682

LOSS FROM OPERATIONS	(15,682)

OTHER EXPENSE:
Interest expense	24

NET LOSS	$(15,658)

Net loss per common share – basic and diluted	$—

Weighted average common shares outstanding – basic and diluted	$17,721,900

The accompanying notes are an integral part of these financial statements.

ADORBS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

For the three months ended March 31,
2018
OPERATING ACTIVITIES:
Net loss	$(15,658)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in net assets and liabilities -
Inventory	(26,303)
Accounts payable and accrued expenses	23,751
NET CASH USED IN OPERATING ACTIVITIES	(18,210)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	18,000
Proceeds from Related Party Debt	9,600
Payments on Related Party Debt	—
Payments on Short-term debt
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,600

NET INCREASE IN CASH	10,214

CASH – BEGINNING OF PERIOD	16,764
CASH – END OF PERIOD	$26,978

The accompanying notes are an integral part of these financial statements.

ADORBS INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2018

Note 1 – Organization and basis of accounting

Basis of Presentation and Organization

Adorbs Inc is a Nevada corporation. Adorbs is a developmental stage corporation formed to provide mostly organic children’s clothing designed to be cute, comfortable, and trendy. The Company was incorporated under the laws of the State of Nevada on October 18, 2017. The company office is located at 234 E. Beech Street, Long Beach, NY 11561. On that date, the Company was authorized to issue 75,000,000 shares of common stock at $0.001 par value.

The accompanying condensed financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has not realized significant sales for the three months ended March 31, 2018 and for the year ended December 31, 2017. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

The accompanying condensed financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The results for the three months ended March 31, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2017, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2018 and for the related periods presented.

Note 2 – Summary of significant accounting policies

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. On January 15, 2018, the Company entered into a manufacturing agreement with a third party manufacturer to produce 100% organic kids clothing inventory. The agreement calls for periodic payments by the Company. During the three months ended March 31, 2018 the company made payments totaling $5,178.12 towards the total invoice. As of March 31, 2018 and 2017, the Company had work in progress inventory of $26,303 and $0, respectively.

Revenue Recognition

The Company recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Furniture and Fixtures

Furniture and fixtures are recorded at cost and depreciated using the straight-line method at rates determined to estimate the useful lives of the assets.

Long-lived assets

The Company accounts for its long-lived assets in accordance with FASB ASC 360-10, “Property, Plant and Equipment” which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposal value.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC Topic 740, Income Taxes. Under FASB ASC Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the reliability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value Measurement

The Company values its convertible notes and amounts due to related partings and short term loans payable under FASB ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 - Valuations for assets and liabilities that can be obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal markets for these securities are the secondary institutional markets, and valuations are based on observable market data in those markets.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. The Company uses Level 3 to value its derivative instruments.

Employee Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 addresses all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans and stock incentive shares. Under ASC 718 awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2018, and expenses for the year ended March 31, 2018. Actual results could differ from those estimates made by management.

Subsequent Event

The Company evaluated subsequent events through the date when financial statements are issued for disclosure consideration.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In April and May 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing”, ASU 2016-11, “Revenue Recognition and Derivatives and Hedging – Recession of SEC Guidance”, ASU 2016-12, “Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients”, and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”.  These ASUs each affect the guidance of the new revenue recognition standard in ASU 2014-09 and related subsequent ASUs. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is only permitted as of annual reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09.

On January 1, 2018, we adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers and all the related amendments” (“ASC 606”) to all contracts which were not completed or expired as of January 1, 2018 using the modified retrospective method. We will recognize the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. Results for reporting periods beginning after

January 1, 2018 will be presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to our revenue and net income on an ongoing basis.

With the adoption of the standard, the financial statements will be supplemented by new disclosure requirements. Areas of focus and updated presentation requirements include disclosures surrounding contracts with customers, disaggregation of revenue, contract balances, performance obligations, significant judgements used in the application of the guidance and transaction price allocation to remaining performance obligations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for the Company beginning after December 15, 2017, although early adoption is permitted. The Company currently is in the process of evaluating the impact of the adoption on its financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”). ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company currently is in the process of evaluating the impact of the adoption on its financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company currently is in the process of evaluating the impact of the adoption on its financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350); Simplifying the Test for Goodwill Impairment. The amendments in this update simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for public companies for the reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Although the Company cannot anticipate future goodwill impairment, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated and, therefore, does not anticipate a material impact on the Company’s financial statements. The current accounting policies and procedures are not anticipated to change, except for the elimination of the Step 2 analysis. The Company currently is in the process of evaluating the impact of the adoption on its financial statements.

In May 2017, the FASB issued ASU No 2017-09 “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (ASU 2017-09). ASU 2017-09 provides clarity and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all three of the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. Note that the current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-09. ASU 2017-09 is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effects of ASU 2017-09 on its audited financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its financial statements and related disclosures.

Note 3 – Related party transactions

During the three months ended March 31, 2017, the Company received $9,600 in additional loans funds from Rebeca Lazar, President and Chief Executive Officer. As of March 31, 2018, the Company had a loan payable of $31,459, respectively to Rebecca Lazar, President and Chief Executive Officer. This loan is unsecured, non-interest bearing, and has no specific terms for repayment.

Note 4 – Common stock

The Company is authorized to issue 75,000,000 shares of $.001 par value common stock. On November 29, 2017, the Company issued 3,000,000 shares of common stock with a par value of $0.001 to Rebecca Lazar, President & Chief Executive Officer for $3,000.

On January 16, 2018, the Company issued 11,000,000 shares of common stock to Rebecca Jill Lazar at par for a total of $11,000.

On January 17, 2018, the Company issued 7,000,000 shares of common stock to Rebecca Jill Lazar at par for a total of $7,000.

As of March 31, 2018, a total of 21,000,000 shares of common stock issued and outstanding.

Note 5 – Subsequent events

On April 23, 2018, the Company received an additional $5,000 in loan funds from Rebecca Lazar, President and Chief Executive Officer.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Development

Adorbs Inc. (“Adorbs”, or the “Company”) was incorporated under the laws of the State of Nevada on October 18, 2017. Adorbs is a developmental stage corporation formed to provide mostly organic children’s clothing designed to be cute, comfortable, and trendy. The vision of Adorbs is bright, basic & comfortable organic clothes, if the price of organic material makes financial sense, including wearable and comfortable cute clothes, leggings, t-shirt, sweatshirts, skirts, dresses, and onesies (the “Clothing Line”). The clothing has and will have basic bold colors, such as black, red, orange, yellow, green, grey, blue, purple, and fuchsia. It includes and will include, a variety of ideas with patch work, appliqué, food, emojis, animals, letters, words. This way, a child could tell a story about their clothing.

Furthermore, the Company has applied for the word mark ADORBS: U.S. Application Serial No. 87/752,589, as well as the Adorbs logo: U.S. Application Serial No. 87/752,591.

 Adorbs plans to market the Clothing Line via Amazon, Zulily, our own website, local clothing stores and local community events. Adorbs plans to position itself deep in the children’s clothing industry by introducing new styles and designs on an ongoing basis, while continuing to utilize mostly organic materials, if fiscally responsible. Due to shipping delays, our initial business plans has been slowed to a degree. We expect that to be remedied shortly.

Current management is comprised of Rebecca Jill Lazar, President. Due to the development stage of the Company, Ms. Lazar distributes part of her time toward the everyday operations and forward movement of the corporation. Ms. Lazar’s responsibilities include acting as the company’s creative designer as well as determining the overall design direction of the company and its marketing strategy. Ms. Lazar has cultivated relationships with children’s clothing stores and manufacturers. Ms. Lazar and her relationships with targeted consultants should help her in her efforts to further the development of operations during the development stage of the Company.

Operations to date have been devoted primarily to start-up, development activities, and initial sales, which include the following:

1.	Development stage design and manufacturing;

2.	Website design;

3.	Due diligence continuing on potential market outlets;

4.	Initiated contacts with contractors to help with development;

5. 6.	Initial sales of products; and Conducted research on children’s demographics.

Adorbs currently has one officer and director. This individual allocates time and personal resources to Adorbs on a part-time basis and devotes approximately 27 hours a week to the Company. Once the public offering is closed, Ms. Lazar plans to spend the time necessary to oversee the product development, manufacturing, sales and marketing campaigns, website design, and direct the primary operations of the business.

As of the date of this Prospectus, Adorbs has 21,000,000 shares of $0.001 par value common stock issued and outstanding. On November 29, 2017, the Company issued 3,000,000 shares of 0.001 par value common stock to Rebecca Jill Lazar, an officer and director, in exchange for cash of $3,000, 11,000,000 shares of common stock on January 16, 2018 in exchange for $11,000, and 7,000,000 shares of common stock to Rebecca Jill Lazar in exchange for $7,000., pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Adorbs has administrative offices located at 234 E. Beech Street, Long Beach, NY 11561. Ms. Lazar, our sole office and director, provides the office on a rent-free basis.

Adorb’s fiscal year end is December 31.

Critical accounting policies and estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, our commitments to strategic alliance partners and the timing of the achievement of collaboration milestones. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to our ability to continue as a going concern.

Results of Operations

For the year ended December 31, 2017 compared to the three months ended March 31, 2018

Revenue

For the year ended December 31, 2017, the Company generated $84 in revenues. For the three months ended March 31, 2018, the Company generated $0 in revenues. The decrease was due to shipment delays.

Expenses

For the year ended December 31, 2017, we incurred operating expenses in the amount of $12,165 which consisted of general and administrative expenses and $7,300 of professional fees. For the three months ended March 31, 2018, we incurred operating expenses of $15,682. The increase is due to increased accounting and legal fees associated with the preparation and filing of the Company S-1 registration statement with the Securities and Exchange Commission.

Net Loss

We had net loss of $12,132 for the year ended December 31, 2017. For the three months ended March 31, 2018 we incurred a net loss of $15,658. The increase is due to increased accounting and legal fees incurred by the Company when preparing its S-1 registration statement.

Liquidity

Currently, we are relying on equity capital and sales of our products and services. Currently, we pay costs associated with running a business on a day to day basis.

As of December 31, 2017, we had cash on hand of $16,764 with current liabilities of $25,896. We have incurred an aggregate loss for the year ended December 31, 2017 of $12,132. We used cash of $8,095 in operating expenses for the year ended December 31, 2017. As of March 31, 2018, we had cash on hand of $26,978 with current liabilities of $60,071. We have incurred an aggregate loss for the three months ended March 31, 2018 of $15,658. We used cash of $17,386 in operating expenses for the three months ended March 31, 2018.

We believe that we will need a minimum of $200,000 in capital in order to maintain our current and planned operations through the next twelve months. They are estimates only and derived from research and marketing data accumulated by our sole officer and director. We anticipate to incur up to $20,000 in accounting, auditing, legal and offering expenses, $15,000 to maintain our general and administrative functions and $165,000 in operating and other expenses over the next twelve month. We intend to raise the capital through the sale of shares of our common stock and through the sale of our products and services.

To the extent that our capital resources are insufficient to meet current or planned operating requirements, we will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such additional financing and we do not anticipate that existing shareholders will provide any portion of our future financing requirements.

No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, we may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company.

Cash Flows:

	For the three months March 31, 2018	2017
Cash Flows from Operating Activities	$(17,386)	$(8,095)
Cash Flows from Investing Activities	—	—
Cash Flows from Financing Activities	27,600	24,859

Net increase in cash	$10,214	$16,674)

Off-balance Sheet Arrangements

For the year ended December 31, 2017 and for the three months ended March 31, 2018, we have not engaged in any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are an emerging growth company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2017. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2018 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in the reports that we file or submit under the Exchange Act have been recorded, processed, summarized and reported accurately. Our management intends to develop procedures to address the current deficiencies to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company’s property is not the subject of any pending legal proceedings.

ITEM 1A. RISK FACTORS

We are an emerging growth company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 29, 2017, the Company issued 3,000,000 shares of 0.001 par value common stock to Rebecca Jill Lazar, an officer and director, in exchange for cash of $3,000, 11,000,000 shares of common stock on January 16, 2018 in exchange for $11,000, and 7,000,000 shares of common stock to Rebecca Jill Lazar in exchange for $7,000., pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are included with this report.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADORBS INC.

Date: May 10, 2018	By:	/s/ Rebecca Jill Lazar
Rebecca Jill Lazar, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)