Form 10-Q
period 2018-06-30
Adorbs Inc.
filed 2018-07-31
CIK 1726822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The number of shares of registrant’s common stock outstanding as of July 31, 2018 was 21,000,000.

FORM 10-Q

ADORBS INC.

June 30, 2018

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)	4
	Condensed Balance Sheets as of December 31, 2017 and June 30, 2018	4
	Unaudited Condensed Statements of Operations and Comprehensive Loss for the year ended December 31, 2017 and through the six months ended June 30, 2018	5

	Unaudited Condensed Statements of Cash Flows for the six months ended	6
	Notes to Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits	18
	Signature	19

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

PART I. FINANCIAL INFORMATION

ADORBS INC.

BALANCE SHEET

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,894	$16,764
Inventory	26,303
Total current assets	42,197	16,764

TOTAL ASSETS	$42,197	$16,764

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$137	$4,037
Loan from related parties	54,459	21,859
Total current liabilities	54,596	25,896

Total liabilities	54,596	25,896

Commitments and Contingencies	—	—

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 21,000,000 and 3,000,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	21,000	3,000
Accumulated deficit	(33,399)	(12,132)
Total stockholders’ deficit	(12,399)	(9,132)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$42,197	$16,764

The accompanying notes are an integral part of these financial statements.

ADORBS INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues	$30	$—	$30	$—

Operating expenses
Research & development	398	—	649	—
General and administrative	1,949	—	3,060	—
Professional fees	3,312		17,632
Total operating expense	5,659	—	21,341	—

Loss from operations	(5,659)	—	(21,341)	—
Other income (expense):
Interest income	19	—	43	—
Foreign exchange (gain) loss	—	—	—	—
Total other income (expense)	19	—	43	—
Net loss	$(5,610)	$—	$(21,268)	$—
Other comprehensive income (loss):
	—	—	—	—

Comprehensive loss	$(5,610)	$—	$(21,268)	$—
Net loss per common share – basic and diluted	$(0.00)	$—	$—	$—
Weighted average common shares outstanding – basic and diluted	9,840,000	—	21,000,000	—

 ADORBS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

For the six months ended June 30,
2018
OPERATING ACTIVITIES:
Net loss	$(21,267)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in net assets and liabilities -
Inventory	(26,303)
Accounts payable and accrued expenses	(3,900)
NET CASH USED IN OPERATING ACTIVITIES	(51,470)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	18,000
Proceeds from Related Party Debt	32,600
Payments on Related Party Debt	—
Payments on Short-term debt
NET CASH PROVIDED BY FINANCING ACTIVITIES	50,600

NET INCREASE IN CASH	(870)

CASH – BEGINNING OF PERIOD	16,764
CASH – END OF PERIOD	$15,894

ADORBS INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2018

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

The accompanying condensed financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has not realized significant sales for the six months ended June 30, 2018 and for the year ended December 31, 2017. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

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

The results for the six months ended June 30, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2017, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2018 and for the related periods presented.

Note 2 – Summary of significant accounting policies

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. On January 15, 2018, the Company entered into a manufacturing agreement with a third party manufacturer to produce 100% organic kids clothing inventory. The agreement calls for periodic payments by the Company. During the six months ended June 30, 2018 the company made the remaining payments for the inventory totaling $26,303 towards the total invoice. As of June 30, 2018, the Company had inventory of $26,303.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2018, and expenses for the six months ended June 30, 2018. Actual results could differ from those estimates made by management.

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

Note 3 – Related party transactions

During the six months ended June 30, 2017, the Company received $32,600 in additional loans funds from Rebeca Lazar, President and Chief Executive Officer. As of June 30, 2018, the Company had a loan payable of $54,459, respectively to Rebecca Lazar, President and Chief Executive Officer. This loan is unsecured, non-interest bearing, and has no specific terms for repayment.

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

As of June 30, 2018, a total of 21,000,000 shares of common stock issued and outstanding.

Note 5 – Subsequent events

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, July 12, 2018, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Adorbs has visited local clothing stores and upon receiving our shipment from overseas, various stores will carry the Adorbs Apparel line. Considering shipping delays, our business plan was slowed, however TransFreight has our shipment in transit with expected delivery end of July.

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

Operations to date have been devoted primarily to start-up, development activities, and initial sales, which include the following:

1.	Development stage design and manufacturing;

2.	Website design;

3.	Due diligence continuing on potential market outlets;

4.	Initiated contacts with contractors to help with development;

5.	Initial sales of products; and

6.	Conducted research on children’s demographics.

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

As of the date of this Form 10-Q, Adorbs has 21,000,000 shares of $0.001 par value common stock issued and outstanding. On November 29, 2017, the Company issued 3,000,000 shares of 0.001 par value common stock to Rebecca Jill Lazar, an officer and director, in exchange for cash of $3,000, 11,000,000 shares of common stock on January 16, 2018 in exchange for cash of $11,000, and 7,000,000 shares of common stock on January 17, 2018 in exchange for $7,000, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Results of Operations

For the year ended December 31, 2017 compared to the six months ended June 30, 2018

Revenue

For the year ended December 31, 2017, the Company generated $84 in revenues. For the six months ended June 30, 2018, the Company generated $30 in revenues. The decrease was due to shipment delays.

Expenses

For the year ended December 31, 2017, we incurred operating expenses in the amount of $12,165 which consisted of general and administrative expenses and $7,300 of professional fees. For the six months ended June 30, 2018, we incurred operating expenses of $21,341. The increase is due to increased accounting and legal fees associated with the preparation and filing of the Company S-1 registration statement as well as the Company’s first and second quarter 10Q filings with the Securities and Exchange Commission.

Net Loss

We had net loss of $12,132 for the year ended December 31, 2017. For the six months ended June 30, 2018 we incurred a net loss of $21,268. The increase is due to increased accounting and legal fees incurred by the Company when preparing its S-1 registration statement as well as the Company’s first and second quarter 10Q filings.

For the year ended December 31, 2017 compared to the three months ended June 30, 2018

Revenue

For the year ended December 31, 2017, the Company generated $84 in revenues. For the three months ended June 30, 2018, the Company generated $30 in revenues. The decrease was due to shipment delays.

Expenses

For the year ended December 31, 2017, we incurred operating expenses in the amount of $12,165 which consisted of general and administrative expenses and $7,300 of professional fees. For the three months ended June 30, 2018, we incurred operating expenses of $5,659. The increase is due to increased accounting and legal fees associated with the preparation and filing of the Company S-1 registration statement and filing of the 1st and 2nd quarter 10Q’s with the Securities and Exchange Commission.

Net Loss

We had net loss of $12,132 for the year ended December 31, 2017. For the three months ended June 30, 2018 we incurred a net loss of $5,610. The increase is due to increased accounting and legal fees incurred by the Company when preparing its S-1 registration statement.

Liquidity

Currently, we are relying on equity capital and sales of our products and services. Currently, we pay costs associated with running a business on a day to day basis.

As of December 31, 2017, we had cash on hand of $16,764 with current liabilities of $25,896. We have incurred an aggregate loss for the year ended December 31, 2017 of $12,132. We used cash of $8,095 in operating expenses for the year ended December 31, 2017. As of June 30, 2018, we had cash on hand of $15,894 with current liabilities of $54,596. We have incurred an aggregate loss for the six months ended June 30, 2018 of $21,268. We used cash of $51,470 in operating expenses for the six months ended June 30, 2018. We incurred an aggregate loss for the three months ended June 30, 2018 of $5,610. We used cash of $51,470 in operating expenses for the six months ended June 30, 2018

We believe that we will need a minimum of $200,000 in capital in order to maintain our current and planned operations through the next twelve months. They are estimates only and derived from research and marketing data accumulated by our sole officer and director. We anticipate to incur up to $20,000 in accounting, auditing, legal and offering expenses, $15,000 to maintain our general and administrative functions and $165,000 in operating and other expenses over the next twelve month. We intend to raise the capital through the sale of shares of our common stock and through the sale of our products and services.

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

Cash Flows:

	For the six months June 30, 2018	For the year ended December 31, 2017
Cash Flows from Operating Activities	$(51,470)	$(8,095)
Cash Flows from Investing Activities	—	—
Cash Flows from Financing Activities	50,600	24,859

Net increase in cash	$(870)	$16,674)

Off-balance Sheet Arrangements

For the year ended December 31, 2017 and for the six months ended June 30, 2018, we have not engaged in any off-balance sheet arrangements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2017. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2018 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None

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

ADORBS INC.

Date: July 31, 2018	By:	/s/ Rebecca Jill Lazar
Rebecca Jill Lazar, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)