Form 10-K
period 2018-12-31
Adorbs Inc.
filed 2019-04-11
CIK 1726822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Commission File Number: 333-222631

ADORBS INC.

(Exact name of registrant as specified in its charter)

Nevada	82-3155323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

234 E. Beech Street, Long Beach, NY 11561

(Address of principal executive offices, Zip Code)

(516) 544-2812

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2018: N/A

The number of shares of registrant’s common stock outstanding as of April 10, 2019 was 23,889,500.

Item 1. Business

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K (the “Annual Report”) contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and the risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our audited financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars (US$) and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we,” “us,” “our,” the “Company,” “Adorbs” and “our company” mean Adorbs Inc. and its consolidated subsidiaries, unless otherwise indicated.

Corporate Background

Our Corporate History and Background

Adorbs Inc. (“Adorbs”, or the “Company”) was incorporated under the laws of the State of Nevada on October 18, 2017. Adorbs is a developmental stage corporation formed to provide organic children’s clothing designed to be cute, comfortable, and trendy. The vision of Adorbs is bright, basic & comfortable organic clothes, if the price of organic material makes financial sense, including wearable and comfortable cute clothes, leggings, t-shirt, sweatshirts, skirts, dresses, and onesies (the “Clothing Line”). The clothing has and will have basic bold colors, such as black, red, orange, yellow, green, grey, blue, purple, and fuchsia. It includes and will include, a variety of ideas with patch work, appliqué, food, emojis, animals, letters, words. This way, a child could tell a story about their clothing.

Furthermore, the Company has applied for the word mark ADORBS: U.S. Application Serial No. 87/752,589, as well as the Adorbs logo: U.S. Application Serial No. 87/752,591. These applications have been approved by the trademark office for publication.

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

Operations to date have been devoted primarily to start-up, development activities, and sales, which include the following:

1.	Development stage design and manufacturing;

2.	Website design of Adorbskids.com;

3.	Due diligence continuing on potential market outlets;

4.	Initiated contacts with contractors to help with development;

5.	Initial sales of products; and

6.	Conducted research on children’s demographics.

Adorbs currently has one officer and director. This individual allocates time and personal resources to Adorbs on a part-time basis and devotes approximately 28 hours a week to the Company. Ms. Lazar spends the time necessary to oversee the product development, manufacturing, sales and marketing campaigns, website design, and direct the primary operations of the business.

As of the date of this Form 10-K, Adorbs has 23,861,500 shares of $0.001 par value common stock issued and outstanding. On November 29, 2017, the Company issued 3,000,000 shares of $0.001 par value common stock to Rebecca Jill Lazar, an officer and director, in exchange for cash of $3,000, 11,000,000 shares of common stock on January 16, 2018 in exchange for cash of $11,000, and 7,000,000 shares of common stock on January 17, 2018 in exchange for $7,000, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. During the months of July and August 2018, the Company issued 2,860,000 shares of common stock in exchange for cash $28,600. On October 3, 2018, the Company officially closed its public offering by consent of the Company’s board of directors. The Company has also issued an aggregate of 1,500 shares to service providers.

Adorbs has administrative offices located at 234 E. Beech Street, Long Beach, NY 11561. Ms. Lazar, our sole office and director, provides the office on a rent-free basis.

Our Business

OUR BUSINESS DESCRIPTION, BUSINESS PURPOSE AND OPERATIONS

Adorbs Inc. (“Adorbs”, or the “Company”) was incorporated under the laws of the State of Nevada on October 18, 2017. Adorbs is a developmental stage corporation formed to provide mostly organic children’s clothing designed to be cute, comfortable, and trendy. The vision of Adorbs is bright, basic & comfortable organic clothes, if the price of organic material makes financial sense, including wearable and comfortable cute clothes, leggings, t-shirt, sweatshirts, skirts, dresses, and onesies (the “Clothing Line”). The clothing has and will have basic bold colors, such as black, red, orange, yellow, green, grey, blue, purple, and fuchsia. It includes and will include, a variety of ideas with patch work, appliqué, food, emojis, animals, letters, words. This way, a child could tell a story about their clothing. We received our initial funding of $21,859 in the form of loan from the Rebecca Lazar and an additional $3,000 through the sale of common stock to Ms. Lazar who purchased 3,000,000 shares of our Common Stock on November 29, 2017. On January 16, 2018, the Company issued an additional 11,000,000 shares of common stock to Rebecca Lazar at par for a total of $11,000. On January 17, 2018, the Company issued an additional 7,000,000 shares of common stock to Rebecca Lazar at par for a total of $7,000. During the months of July and August 2018, the Company issued 2,860,000 shares of common stock in exchange for cash $28,600. On October 3, 2018, the Company officially closed its public offering by consent of the Company’s board of directors.

Adorbs is a developmental stage corporation that is dedicated to the creation and commercialization of children’s clothing with organic materials.

The key to our success lies in the Company’s ability to design quality, comfortable, cute, affordable, trendy clothes for children that children want to wear. Children will eager to wear Adorbs Apparel and feel empowered to wear the clothing geared specifically tailored to individual style and trends. We will tap into the existing children’s clothing market and reach the large audience of buyers. We will be producing apparel based on current colors and designs.

Since our inception, we have commenced our business operations, including selling a variety of embellished apparel of high quality clothing. The Company has realized minimal sales for the year ended December 31, 2018. We anticipate that, as the Company grows over the next twelve months, Adorbs will be able to expand its management team and add to the Board of Directors.

Our operations to date have been devoted primarily to startup and development activities and the production and sale of our initial products:

1. Incorporation of the Company;

2. Initial funding from our Founder;

3. Carrying out of our business plan;

4. Initial procurement of prospective clientele for our products.

5. Product development and securing our initial sales, generating revenues of $11,780.

As an emerging company, we continually analyze our business plan and operations in the light of current trends within the theater and film entertainment, market conditions and developments. We intend to become a self-sustained operational entity. In order to generate revenues, the management will aim to maximize the Company’s business value by creating competitive products, addressing market and competition, utilizing specific marketing strategies, and establishing growth strategy for our company.

OUR PRINCIPAL PRODUCTS AND SERVICES

The Company develops bright, basic & comfortable organic clothes, if the price of organic material makes financial sense, including wearable and comfortable cute clothes, leggings, t-shirt, sweatshirts, skirts, dresses, and onesies. The clothing has and will have basic bold colors, such as black, red, orange, yellow, green, grey, blue, purple, and fuchsia. It includes and will include, a variety of ideas with patch work, appliqué, food, emojis, animals, letters, words. This way, a child could tell a story about their clothing.

Ordering from the website, in addition to choosing size with a scroll bar, the buyer can choose the applique design. As an example, choose the color, size of leggings and choose the design with apples, butterflies or smiles.

OUR PROPOSED REVENUE MODEL

Our proposed revenue model is to sell the Clothing Line via Amazon, Zulily, our own website Adorbskids.com, local clothing stores and local community events.

TARGET MARKET AND OUR NICHE WITHIN

It is essential for the Company’s success to identify a niche in the children’s clothing industry. We target young mothers and their children by creating clothes that are fun and tell stories about the children.

COMPETITION, OUR COMPETITIVE STRATEGY AND METHODS OF COMPETITION

The children’s clothing industry is highly competitive, and our Company faces competition ranging from large and well established companies to thousands of small mom and pop designers. We hope that if we are able to incorporate as much organic material into the Clothing Line, we will be able to differentiate ourselves

Our competitive strategy is based on the facts that while Adorbs is at a significant disadvantage to more established competitors due to our lack of financial resources and scarcity of relationships, we hope to stand out by using organic materials. It takes skills, knowledge and contacts to develop and sell products similar to ours. The Company believes that Ms. Lazar’s vision may allow us to tap into the organic and non-organic children’s clothing industry with a certain level of credibility. We will aim to produce creatively unique products to gain the competitive edge we need while watching closely for emerging trends.

MARKETING, MARKETING OBJECTIVES AND STRATEGIES

Adorbs markets its products and services directly to the children’s clothing community, focusing specifically on dressing children in high quality clothes that are comfortable and fun.

Our Marketing Objectives are as follows:

●	Establishing and promoting our presence in our selected targeted market

●	Building a network of retailers

To promote and market our products and services, we incorporate the following strategies:

●	Establishing online presence by designing a corporate website reflecting our products and. We will also engage in a search engine optimization campaign to improve visibility of our website and assist us with awareness for our products and services. Optimizing a website may involve editing its content and HTML and associated coding to both increase its relevance to specific keywords and to remove barriers to the indexing activities of search engines.

●	Approaching our industry target market by email. The most basic method of contacting is a carefully thought out query letter, sent via email, which consists of a one-paragraph synopsis of our products.

●	Engaging a PR campaign to obtain publicity and increase visibility for our business.

●	Participating in local community events.

Currently, Ms. Lazar promotes our products through many channels, local stores and community events. While Ms. Lazar has limited experience in developing and expanding a client base and marketing products to them, we anticipate that, as the Company grows over the next twelve months, pools of expertise will be acquired by recruiting within the children’s clothing industry and by the use of marketing consultants, which will allow qualified individuals to join Ms. Lazar on our management team and Board of Directors.

STATUS OF NEW PRODUCTS OR SERVICES

Since our inception, we have sold multiple products for a total of $11,780. All of the products are being developed internally by Ms. Lazar.

Upon completion of new products, we market them. Although we cannot guarantee that our products will obtain any interest from consumers, we will continue to follow our business plan to provide products to the children’s clothing community.

INTELLECTUAL PROPERTY PROTECTION

The Company has applied for the word mark ADORBS: U.S. Application Serial No. 87/752,589, as well as the Adorbs logo: U.S. Application Serial No. 87/752,591. These applications have been approved by the trademark office for publication

RESEARCH AND DEVELOPMENT

The Company has not expended funds for research and development costs since inception. Other than utilizing Ms. Lazar’s experiences and available industry and marketing information, Adorbs has not undertaken any research and development activities regarding our target market and marketability of our products.

OUR GROWTH STRATEGY MODEL

Our mission is to maximize shareholder value by creating and commercializing the Clothing Line with the aim of achieving profitability and sustaining growth of our business. We are attempting to advance Adorbs to become a self-sustained and profitable operational entity. To achieve and sustain business growth in the next 12 to 36 months, we will aim to implement a three-prong growth strategy model which consists of the following elements:

●	Streamlining core business

●	Target market penetration

●	Utilizing business alliance opportunities

To streamline our core business, we will look to organize our product development and marketing operations in the most efficient manner so that a quality product is developed and sold on a continuous basis. Adorbs will seek to hire additional staff to handle administrative and customer procurement functions; outsource certain aspects of product development or engage playwrights and screenwriters to develop new intellectual property more efficiently; and add experienced professionals to the Board of Directors to oversee the company and provide professional stature to the operations. We believe that successful implementation of this strategy will provide Adorbs with a certain degree of name recognition within the children’s clothing community and a network of useful business relationships.

CHILDREN’S CLOTHING INDUSTRY

Children’s fashion consciousness and decision making in what they wear has developed greatly drive the industry market. Increased resources available per child has increased consumerism promoting kids apparel choices. Durable Organic clothing designs made from environmental ingredients has a strong demand.

OUR SIGNIFICANT EMPLOYEE

We currently have one employee, Ms. Lazar who is our founder and serves as our sole officer and director. Ms. Lazar currently devotes 28 hours per week to our business and is responsible for our daily operations including product development, sales and marketing, fund raising, implementation of our general strategy and execution of our business plan.

Our future business and operating results depend significantly on the continued contributions and active participation of Ms. Lazar. This individual would be difficult or impossible to replace. The loss of this key contributor, or his failure to perform, could materially and adversely affect our Company’s operations. While we may obtain Key Man insurance, such insurance may not be sufficient to cover the loss incurred in the event this executive officer is lost.

Currently, our officer and director receives no compensation for her services during the development stage of our business operations. She is reimbursed for any out-of-pocket expenses she may incur on our behalf. In the future, we may approve payment of salaries for officers and directors, but currently, no such plans have been approved. We anticipate adding four (4) employees over the next twelve (12) months. We do not have any employment agreements in place with our officer and director. We also do not currently have any benefits, such as health or life insurance, available to our employee.

Description of Property and Facilities

Adorbs Inc.’s corporate and operational offices are headquartered at 234 E. Beech Street, Long Beach, NY 11561. Ms. Lazar, our sole office and director, provides the office on a rent free basis. While we are in the developmental stage, we will operate out of 234 E. Beech Street, Long Beach, NY 11561.

Compliance with Government Regulation

The Company may be subject to a number of foreign and domestic laws and regulations that could affect companies conducting our business.

Item 1A. Risk Factors

As an “emerging growth company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As an “emerging growth company”, we are not required to provide the information required by this Item.

Item 2. Properties

Adorbs Inc.’s corporate and operational offices are headquartered at 234 E. Beech Street, Long Beach, NY 11561. Ms. Lazar, our sole office and director, provides the office on a rent free basis. While we are in the developmental stage, we will operate out of 234 E. Beech Street, Long Beach, NY 11561.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not traded on any national exchange. Our common stock is not yet quoted on the OTC Markets, although we have engaged a market maker to file a Form 15c-211 with FINRA.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2018, that were not otherwise disclosed on our quarterly reports.

Equity Compensation Plans

As of December 31, 2018, we do not have any equity compensation plans.

Convertible Securities

As of December 31, 2018, we do not have any outstanding stock options.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. After review, the Company has determined that Rebecca Lazar did not timely file the appropriate filings under Section 16(a).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

11,000,000 shares of common stock of the Company were sold to Rebecca Lazar on January 16, 2018 in exchange for cash of $11,000, and 7,000,000 shares of common stock of the Company were sold to Rebecca Lazar on January 17, 2018 in exchange for $7,000, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

As an “emerging growth company” we are not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the year ended December 31, 2018 compared to the year ended December 31, 2017

Revenue

For the year ended December 31, 2018, the Company generated $11,780 in revenues. For the year ended December 31, 2017, the Company generated $84 in revenues. We had booths at prominent and less prominent venues. We have been continually selling merchandise steadily. Adorbs Apparel is selling in various boutiques in New York and Connecticut. Interested stores in both New Jersey and Massachusetts will begin to carry and sell Adorbs clothing. Everything Deals, an on-line market in the US purchased a large selection of Adorbs Apparel to sell. Apparel is selling in Connecticut at a Children/s Boutique, in New York at Frippery, and at Carly’z Craze in New Jersey.

Expenses

For the year ended December 31, 2018, we incurred operating expenses of $45,637. For the year ended December 31, 2017, we incurred operating expenses in the amount of $12,165 which consisted of general and administrative expenses and $30,924 of professional fees. The increase is due to increased accounting and legal fees associated with the preparation and filing of the Company S-1 registration statement and filing of the 1st, 2nd and 3rd quarter 10Q’s and 4th quarter 10K with the Securities and Exchange Commission.

Net Loss

For the year months ended December 31, 2018 we incurred a net loss of $38,161. We had net loss of $12,132 for the year ended December 31, 2017. The increase in net loss is due to an increase in revenue of $11,780 for the year ended December 31, 2018, offset by cost of goods sold of $4,408, increased administrative expense of $14,064 and increased professional fees of $30,924.

Liquidity

Currently, we are relying on equity capital and sales of our products and services. Currently, we pay costs associated with running a business on a day to day basis.

As of December 31, 2018, we had cash on hand of $36,602 with current liabilities of $65,016. We have incurred an aggregate loss for the year ended December 31, 2018 of $31,454. We used cash of $59,362 in operating expenses for the year ended December 31, 2018. As of December 31, 2017, we had cash on hand of $16,764 with current liabilities of $25,896. We have incurred an aggregate loss for the year ended December 31, 2017 of $12,132. We used cash of $8,095 in operating expenses for the year ended December 31, 2017.

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

Cash Flows:

	For the year ended December 31, 2018	For the year ended December 31, 2017
Cash Flows from Operating Activities	$(59,362)	$(8,095)
Cash Flows from Investing Activities	—	—
Cash Flows from Financing Activities	79,200	24,859

Net increase in cash	$19,838	$16,674

Off-balance Sheet Arrangements

For the year ended December 31, 2018 and for the year ended December 31, 2017, we have not engaged in any off-balance sheet arrangements.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2018, our company has an accumulated deficit of $50,293. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended December 31, 2018, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Critical Accounting Policies

The financial statements and the related notes of our company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. On January 15, 2018, the Company entered into a manufacturing agreement with a third-party manufacturer to produce 100% organic kids clothing inventory. The agreement calls for periodic payments by the Company. During the year ended December 31, 2018, the Company made the remaining payments for the inventory totaling $0 towards the total invoice. As of December 31, 2018, the Company had inventory of $27,679.

Recent Accounting Pronouncements

In February 2016, the FASB issued an accounting standards update for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB’s new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The pronouncement is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, for nonpublic entities using a modified retrospective approach. Early adoption is permitted. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As an “emerging growth company” we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data

Adorbs Inc.

For the Years Ended December 31, 2018 and 2017

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Adorbs Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Adorbs Inc. as of December 31, 2018 and 2017 and the related statements of operations, changes in stockholder’s deficit and cash flows for the year ended December 31, 2018 and for the period from October 18, 2017 (inception) through December 31, 2017, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for the year ended December 31, 2018 and for the period from October 18, 2017 (inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #1 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2018.

Seattle, Washington

April 10, 2019

ADORBS INC.

BALANCE SHEET

	December 31, 2018	December 31, 2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,602	$16,764
Accounts receivable	42	—
Inventory	27,679	—
Total current assets	64,323	16,764

TOTAL ASSETS	$64,323	$16,764

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$557	$4,037
Deferred revenue	10,000	—
Loan from related parties	54,459	21,859
Total current liabilities	65,016	25,896

Total liabilities	65,016	25,896

Commitments and Contingencies	—	—

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 23,860,000 and 3,000,000 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	23,860	3,000
Additional paid in capital	25,740	—
Accumulated deficit	(50,293)	(12,132)
Total stockholders’ (deficit)	(693)	(9,132)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$64,323	$16,764

The accompanying notes are an integral part of these financial statements.

ADORBS INC.

STATEMENTS OF OPERATIONS

	For The Fiscal Year Ended December 31,	October 18, 2017 (inception) thru December 31,
	2018	2017
SALES	$11,780	$84
COST OF SALES	4,408	—
GROSS MARGIN	7,372	—

OPERATING EXPENSES:
Research and Development Costs	649	1,272
General and Administrative	14,065	3,593
Professional Fees	30,924	7,300
Total operating expenses	45,638	12,165

LOSS FROM OPERATIONS	(38,266)	(12,081)

OTHER INCOME (EXPENSE)
Interest expense	—	(51)
Interest income	105	—
Total other income (expense)	105	(51)

NET LOSS	$(38,161)	$(12,132)

Net loss per common share – basic and diluted	$—	$—

Weighted average common shares outstanding – basic and diluted	21,513,753	1,223,684

The accompanying notes are an integral part of these financial statements.

ADORBS INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD DECEMBER 31, 2018 AND DECEMBER 31, 2017

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Deficit Accum	Other Comprehensive Income	Totals
Inception – October 18, 2017	—	$—	$—	$—	$—	$—

Common stock issued to founder	3,000,000	3,000	—	—	—	3,000
Net loss for the period	—	—	—	(12,132)	—	(12,132)
Balance December 31, 2017	3,000,000	$3,000	$—	$(12,132)	$—	(9,132)

Common stock issued to founder	18,000,000	18,000	—	—	—	18,000
Common stock subscriptions	2,860,000	2,860	25,740	—		28,600
Net loss for the period	—	—	—	(38,161)	—	(38,161)
Balance December 31, 2018	23,860,000	$23,860	$25,740	$(50,293)	$—	(693)

The accompanying notes are an integral part of these financial statements.

ADORBS INC.

STATEMENTS OF CASH FLOWS

	For the Period December 31,	October 18, 2017 (inception) thru December 31,
	2018	2017
OPERATING ACTIVITIES:

Net loss	$(38,161)	$(12,132)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities
Accounts receivable	(42)	—
Prepaid expense and other current assets	—	—
Inventory	(27,679)	—
Accounts payable and accrued expenses	(3,480)	4,037
Deferred revenue	10,000	—
NET CASH USED IN OPERATING ACTIVITIES	(59,362)	(8,095)

FINANCING ACTIVITIES:
Proceeds from related party	32,600	23,859
Proceeds from common stock issued to related party	18,000	3,000
Payments on related party debt	—	(2,000)
Proceeds from common stock	28,600	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	79,200	24,859

NET INCREASE IN CASH	19,838	16,764

CASH – BEGINNING OF PERIOD	16,764	—
CASH – END OF PERIOD	$36,602	$16,764

The accompanying notes are an integral part of these financial statements.

ADORBS INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD DECEMBER 31, 2018

AND DECEMBER 31, 2017

Note 1 – Organization and basis of accounting

Basis of Presentation and Organization

Adorbs Inc is a Nevada corporation. Adorbs is a developmental stage corporation formed to provide organic children’s clothing designed to be cute, comfortable, and trendy. The Company was incorporated under the laws of the State of Nevada on October 18, 2017. The company office is located at 234 E. Beech Street, Long Beach, NY 11561. On that date, the Company was authorized to issue 75,000,000 shares of common stock at $0.001 par value.

The accompanying condensed financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has realized minimal sales for the year ended December 31, 2018 and very limited sales for the year ended December 31, 2017. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

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

The accompanying condensed financial statements have been prepared by the Company. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2018 and for the related periods presented..

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

The Company defers any revenue for which the product is subject to right of return until such time as the 30 days has elapsed, and no refund will be required. As of December 31, 2018 and 2017, the Company recorded total deferred revenue of $10,000 and $0, respectively

Furniture and Fixtures

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2018 and December 31, 2017, and expenses for the year ended December 31, 2018 and December 31, 2017. Actual results could differ from those estimates made by management.

Subsequent Event

The Company evaluated subsequent events through the date when financial statements are issued for disclosure consideration.

Recent Accounting Pronouncements

In February 2016, the FASB issued an accounting standards update for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB's new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The pronouncement is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, for nonpublic entities using a modified retrospective approach. Early adoption is permitted. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

Note 3 – Related party transactions

During the year ended December 31, 2018, the Company received $32,600 in additional loans funds from Rebeca Lazar, President and Chief Executive Officer. As of December 31, 2018 and December 31, 2017, the Company had a loan payable of $54,459 and $21,859, respectively to Rebecca Lazar, President and Chief Executive Officer. This loan is unsecured, non-interest bearing, and has no specific terms for repayment.

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

During the months of July and August 2018, the Company issued 2,860,000 shares of common stock with a par value of $0.001 at issuance prices of $0.001 per share, for a total investment of $28,600.

As of December 31, 2018, a total of 23,860,000 shares of common stock issued and outstanding.

Note 5 – Income Taxes

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The cumulative deferred tax asset for 2018 and 2017 is $10,441 and $2,575, respectively, which is calculated by multiplying a 21% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

For the year ended December 31,	2018	2017
Book loss for the year	$(38,161)	$(12,216)
Permanent differences:
Meals and entertainment	704	47
Tax loss for the year	(37,457)	(12,263)

Estimated effective tax rate	21%	21%

Gross Deferred tax asset	$7,866	$2,575
Valuation allowance	(7,866)	(2,575)
Total Deferred tax asset	—	—

For the years ended December 31,	2018	2017
Balance at beginning of year	$2,575	$—
Additions	7,866	2,575
Deductions	—	—
Balance at end of year	$10,441	$2,575

Rate Reconciliation:

For the years ended December 31,	2018	2017
Federal income tax at stator rate	$(8,014)	$(2,565)
Permanent differences	148	9.87
Change in Valuation Allowance	7,866	2,575
	$—	$—

Uncertain Tax Positions

Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the financial statements. If recognized, substantially all of the unrecognized tax benefits for the Company’s fiscal years ended December 31, 2018 and 2017 would affect the effective income tax rate. There were no unrecognized income tax benefits as of December 31, 2018 and 2017.

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company did not recognize any expenses any interest and penalties as of December 31, 2018 and 2017, respectively.

All tax years since inception are open for examination by taxing authorities.

Note 6 – Concentrations

During the year ended December 31, 2018, the Company had one major customer comprising 95% of sales. A major customer is defined as a customer that represents 10% or greater of total sales. There was no accounts receivable for this customer as of December 31, 2018. The Company does not believe that the risk associated with these customers will have an adverse effect on the business.

Note 7 – Subsequent events

On February 01, 2019, the Company issued a total of 1,500 shares of common stock at to three individuals for consulting services.

On March 22, 2019, the Company donated a total of 14,000 shares of common stock at par to various charitable organizations. On that same date, the Company gifted 14,000 shares of common stock at par to 13 individuals.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Principal Accounting Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2018 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.  The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. We have identified the following material weaknesses.

1. As of December 31, 2018, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees the accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of December 31, 2017, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018, based on the criteria established in "INTERNAL CONTROL-INTEGRATED FRAMEWORK" issued by the COSO.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors currently consists of one member. Adorbs concluded that the following individual should serve as our director based on her creative abilities. Adorbs believes that her experience with children and clothing would be beneficial to the Company. The director holds office until his successor is duly elected by the stockholders. The executive officer serves at the pleasure of the Board of Directors. Our current director and executive officer is:

Name	Age	Position	Year Appointed

Rebecca Jill Lazar	39	President, Treasurer, Secretary and Director	2017

Rebecca Jill Lazar – President, Treasurer, Secretary, and Director

Rebecca Lazar is a designer. She earned Bachelor of Arts and Master of Arts degrees. She studied at Boston University, Boston Architectural Center, and Columbia University. She is an art historian, artist, architect, interior designer, and scholar. Rebecca Lazar worked as a Curator in a variety of Art Museums. For the past five years she has been a full-time mother to three children.

Board Committees

Audit committee

We do not have a separately-designated standing audit committee. The Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board of Directors when performing the functions that would generally be performed by an audit committee. The Board of Directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board of Directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including /fees to be paid to the independent auditor and the performance of the independent auditor.

Compensation and Nominations Committees

We currently have no compensation or nominating committee or other board committee performing equivalent functions. Currently, the member of our Board of Directors participates in discussions concerning executive officer compensation and nominations to the Board of Directors.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and holds office until removed by the Board of Directors.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings that would require disclosure under the federal securities laws that are material to an evaluation of the ability of our director or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our director or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that no persons subject to Section 16(a) of the Exchange Act timely filed all required reports in 2018.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer, however, we are in the process of formulating a code of ethics and intend to adopt one in the near future.

Item 11.	EXECUTIVE COMPENSATION

No officer or director have received annual compensation since the inception of the Company. There has been no compensation awarded to, earned by, or paid to the named executive officer or director.

As our business progresses and grows, we expect to hire and begin paying salaries to other officers and directors. We also expect to hire part-time and full-time employees and consultants who will be paid compensation and consulting fees.

Stock option plan

We do not have a stock option plan and we have not issued any warrants, options or other rights to acquire our securities. However, we intend to adopt an incentive and non-statutory stock option plan in the future.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Director’s compensation

At present we do not pay our director for attending meetings of our Board of Directors, although we may adopt a director compensation policy in the near future.

Related Party Transactions

We received our initial funding of $21,859 from its CEO and founder Rebecca Lazar. The Company has no employment contracts at this time.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 19, 2019. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Rebecca Jill Lazar	21,000,000	88.01%
234 E. Beech Street
Long Beach, NY 11561
Director and Officer (1 person)	21,000,000	88.01%

(1)	Applicable percentage ownership is based on 23,861,500 shares of common stock outstanding as of March 19, 2019. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 19, 2019 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 13.	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2018, the Company received $32,600 in additional loans funds from Rebeca Lazar, President and Chief Executive Officer. As of December 31, 2018 and December 31, 2017, the Company had a loan payable of $54,459 and $21,859, respectively to Rebecca Lazar, President and Chief Executive Officer. This loan is unsecured, non-interest bearing, and has no specific terms for repayment.

Director Independence

Rebecca Lazar, a member of our Board of Directors, is not independent using the definition of independence under NASDAQ Listing Rule 5605(a)(2) and the standards established by the SEC.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the aggregate fees we paid for professional services provided to us for 2018 and 2017:

	2018	2017
Audit Fees	$7,500	0
Audit-Related Fees		0
Tax Fees	1,000	0
All Other Fees		0
		0
Total	$8,500	0

Audit Fees

For the year ended December 31, 2018 and 2017, we paid $7,500 and $0 respectively for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the fiscal years ended December 31, 2018 and 2017, we paid approximately $0 and $0, respectively, for audit related services.

Tax Fees

For our fiscal years ended December 31, 2018 and 2017, we paid $1,000 and $0 respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended December 31, 2018 and 2017.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee. Our Board of Directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2018 were pre-approved by our Board of Directors. We do not have a record of the percentage of the above fees that were pre-approved in 2018. However, all of the above services in 2018 were reviewed and approved by our Board of Directors either before or after the respective services were rendered.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included with this report.

3.1	Articles of Incorporation of the Company Inc., as amended on March 16, 2018 (incorporated by reference to our Registration Statement on Form S-1 filed on January 19, 2018)

3.2	Bylaws of the Company Inc. (incorporated by reference to our Registration Statement on Form S-1 filed on January 19, 2018)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADORBS INC.

Date: April 10, 2019	By:	/s/ Rebecca Jill Lazar
Rebecca Jill Lazar, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 10, 2019

/s/ Rebecca Jill Lazar
Rebecca Jill Lazar
President, Chief Executive Officer and Chief Financial Officer, and Director
(Principal Executive Officer and Principal Financial Officer)