Form 10-K/A
period 2018-12-31
Adorbs Inc.
filed 2019-04-12
CIK 1726822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

EXPLANATORY NOTE

Adorbs Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 11, 2019. The purpose of this Form 10-K/A is to correct dollar amounts disclosure in Item 1 and Item 7.

Except as described above, no other changes have been made to the Original Form 10-K, and this Form 10-K/A does not modify or update any other disclosures made in the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Original Form 10-K.

Item 1. Business

FORWARD LOOKING STATEMENTS

This amended annual report on Form 10-K/A (the “Annual Report”) contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

As of the date of this Form 10-K/A, Adorbs has 23,861,500 shares of $0.001 par value common stock issued and outstanding. On November 29, 2017, the Company issued 3,000,000 shares of $0.001 par value common stock to Rebecca Jill Lazar, an officer and director, in exchange for cash of $3,000, 11,000,000 shares of common stock on January 16, 2018 in exchange for cash of $11,000, and 7,000,000 shares of common stock on January 17, 2018 in exchange for $7,000, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. During the months of July and August 2018, the Company issued 2,860,000 shares of common stock in exchange for cash $28,600. On October 3, 2018, the Company officially closed its public offering by consent of the Company’s board of directors. The Company has also issued an aggregate of 1,500 shares to service providers.

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

5. Product development and securing our initial sales, recognizing revenues of $11,780.

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

STATUS OF NEW PRODUCTS OR SERVICES

Since our inception, we have sold multiple products and recognized total revenues of $11,864. All of the products are being developed internally by Ms. Lazar.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the year ended December 31, 2018 compared to the year ended December 31, 2017

Revenue

For the year ended December 31, 2018, the Company recognized $11,780 in revenues. For the year ended December 31, 2017, the Company generated $84 in revenues. We had booths at prominent and less prominent venues. We have been continually selling merchandise steadily. Adorbs Apparel is selling in various boutiques in New York and Connecticut. Interested stores in both New Jersey and Massachusetts will begin to carry and sell Adorbs clothing. Everything Deals, an on-line market in the US purchased a large selection of Adorbs Apparel to sell. Apparel is selling in Connecticut at a Children/s Boutique, in New York at Frippery, and at Carly’z Craze in New Jersey.

Expenses

For the year ended December 31, 2018, we incurred operating expenses of $45,637, which consisted of research and development expenses of $649, general and administrative expenses of $14,065, and professional fees of $30,924. Professional service fees include legal, audit, transfer agent fees and accounting fees. For the year ended December 31, 2017, we incurred operating expenses in the amount of $12,165 which consisted of research and development expenses of $1,272, general and administrative expenses of $3,593 and professional fees of $7,300. The increase is due to increased accounting and legal fees associated with the preparation and filing of the Company S-1 registration statement and filing of the 1st, 2nd and 3rd quarter 10Q’s and 4th quarter 10K with the Securities and Exchange Commission.

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

As of December 31, 2018, we had cash on hand of $36,602 with current liabilities of $65,016. We have incurred an aggregate loss for the year ended December 31, 2018 of $38,161. We used cash of $59,362 in operating expenses for the year ended December 31, 2018. As of December 31, 2017, we had cash on hand of $16,764 with current liabilities of $25,896. We have incurred an aggregate loss for the year ended December 31, 2017 of $12,132. We used cash of $8,095 in operating expenses for the year ended December 31, 2017.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has recognized limited revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2018, our company has an accumulated deficit of $50,293. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. On January 15, 2018, the Company entered into a manufacturing agreement with a third-party manufacturer to produce 100% organic kids clothing inventory. The agreement calls for periodic payments by the Company. During the year ended December 31, 2018, the Company made the remaining payments for the inventory totaling $27,679 towards the total invoice. As of December 31, 2018, the Company had inventory of $27,679.

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

ADORBS INC.

Date: April 12, 2019	By:	/s/ Rebecca Jill Lazar
Rebecca Jill Lazar, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 12, 2019

/s/ Rebecca Jill Lazar
Rebecca Jill Lazar
President, Chief Executive Officer and Chief Financial Officer, and Director
(Principal Executive Officer and Principal Financial Officer)