Form 10-Q
period 2019-03-31
Adorbs Inc.
filed 2019-05-09
CIK 1726822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2019

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

(516) 544-2812

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s common stock outstanding as of April 22, 2019 was 23,889,500.

FORM 10-Q

ADORBS INC.

March 31, 2019

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

PART I. FINANCIAL INFORMATION

Adorbs Inc.

Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$42,440	$36,602
Accounts receivable, net	86	—
Prepaid and other current assets	12,000	42
Inventory	26,996	27,679
Total Current Assets	81,522	64,323
TOTAL ASSETS	$81,522	$64,323

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$8,949	$557
Due to related parties	75,459	54,459
Deferred revenue	—	10,000
Total Current Liabilities	84,408	65,016

TOTAL LIABILITIES	84,408	65,016

Commitments and contingencies	—	—

Stockholders’ Deficit
Common stock: 75,000,000 shares authorized; $0.001 par value 23,889,500 and 23,860,000 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	23,890	23,860
Additional paid in capital	25,740	25,740
Accumulated deficit during development stage	(52,515)	(50,293)
Total Stockholders’ Deficit	(2,885)	(693)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$81,522	$64,323

The accompanying notes are an integral part of these financial statements.

Adorbs Inc.

Statements of Operations

(Un-Audited)

	For the Three Months Ended March 31,
	2019	2018

Revenue	$17,405	$—
Cost of revenue	(5,888)	—
Gross Profit	11,517	—

Operating Expenses
Research and development	—	251
General and administrative	2,656	1,111
Professional fees	11,167	14,320
Total Operating Expenses	13,822	15,682

Operating loss	(2,305)	(15,682)

Other Income and Expense
Interest income	83	—
Total other income (expense)	83	—

Net loss	$(2,222)	$(15,682)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	$23,864,049	$17,721,900

The accompanying notes are an integral part of these financial statements.

ADORBS INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND MARCH 31, 2018

(Un-Audited)

Statement of Shareholders’ Equity for the Three Months Ended March 31, 2019

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Deficit Accum	Other Comprehensive Income	Totals
Balance December 31, 2017	3,000,000	$3,000	$—	$(12,132)	$—	(9,132)

Common stock issued to founder	18,000,000	18,000	—	—	—	18,000
				—
Net loss for the period	—	—	—	(15,682)	—	(15,682)
Balance March 31, 2018	21,000,000	$21,000	$—	$(27,814)	$—	(6,814)

Statement of Shareholders’ Equity for the Three Months Ended March 31, 2019

Balance December 31, 2018	23,860,000	$23,860	$25,740	$(50,293)	$—	3,364

Common stock issued for services	1,500	2	—	—	—	2
Common stock donations and gifts	28,000	28	—	—		28
Net loss for the period	—	—	—	(2,222)	—	(2,222)
Balance March 31, 2019	23,889,500	$23,890	$25,740	$(52,515)	$—	(2,885)

The accompanying notes are an integral part of these financial statements.

ADORBS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,222)	$(15,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	2	—
Changes in operating assets and liabilities:
Accounts receivable	(44)	—
Prepaid expenses	(12,000)
Inventory	683	(26,303)
Accounts payable and accrued liabilities	8,392	23,751
Net Cash Used in Operating Activities	(5,190)	(18,210)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Related Party Debt	21,000	9,600
Proceeds from issuance of common stock		18,000
Net Cash Provided by Financing Activities	21,000	27,600

Net change in cash and cash equivalents for the year	15,811	10,214
Cash and cash equivalents at beginning of the year	36,602	16,764
Cash and cash equivalents at end of the year	$52,413	$26,978

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued as donations and gifts	$28	$—

The accompanying notes are an integral part of these financial statements.

ADORBS INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD MARCH 31, 2019

AND DECEMBER 31, 2018

(Un-Audited)

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

The accompanying condensed financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has realized minimal sales for the quarter ended March 31, 2019 and very limited sales for the year ended December 31, 2018. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

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

The results for the three months ended March 31, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the condensed financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2018, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2019 and for the related periods presented.

Note 2 – Summary of significant accounting policies

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $12,000 in prepaid expenses related to DTC Advisory fees as of March 31, 2019.

Revenue Recognition

The Company recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

The Company defers any revenue for which the product is subject to right of return until such time as the 30 days has elapsed, and no refund will be required. As of March 31, 2019 and December 31, 2018, the Company recorded total deferred revenue of $0 and $10,000, respectively

Fair Value Measurement

The Company values its amounts due to related partings and short term loans payable under FASB ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

Note 3 – Related party transactions

During the three months ended March 31, 2019, the Company received $21,000 in additional loans funds from Rebeca Lazar, President and Chief Executive Officer. As of March 31, 2019 and December 31, 2018, the Company had a loan payable of $75,459 and $54,459, respectively to Rebecca Lazar, President and Chief Executive Officer. This loan is unsecured, non-interest bearing, and has no specific terms for repayment.

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

On February 01, 2019, the Company issued a total of 1,500 shares of common stock at par to three individuals for consulting services.

On March 22, 2019, the Company donated a total of 14,000 shares of common stock at part to various charitable organizations. On that same date, the company gifted 14,000 shares of common stock at par to 13 individuals.

As of March 31, 2019, a total of 23,889,500 shares of common stock issued and outstanding.

Note 5 – Subsequent events

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, May 02, 2019, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Current management is comprised of Rebecca Jill Lazar, President and Michael Lazar, Chief Executive Officer. Due to the development stage of the Company, Ms. Lazar distributes part of her time toward the everyday operations and forward movement of the corporation. Ms. Lazar’s responsibilities include acting as the company’s creative designer as well as determining the overall design direction of the company and its marketing strategy. Ms. Lazar has cultivated relationships with children’s clothing stores and manufacturers. Ms. Lazar and her relationships with targeted consultants should help her in her efforts to further the development of operations during the development stage of the Company.

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

As of the date of this Form 10-Q, Adorbs has 23,889,500 shares of $0.001 par value common stock issued and outstanding. On November 29, 2017, the Company issued 3,000,000 shares of $0.001 par value common stock to Rebecca Jill Lazar, an officer and director, in exchange for cash of $3,000, 11,000,000 shares of common stock on January 16, 2018 in exchange for cash of $11,000, and 7,000,000 shares of common stock on January 17, 2018 in exchange for $7,000, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. During the months of July and August 2018, the Company issued 2,860,000 shares of common stock in exchange for cash $28,600. On October 3, 2018, the Company officially closed its public offering by consent of the Company’s board of directors. The Company has also issued an aggregate of 1,500 shares to service providers. The Company also gifted 14,000 shares to certain individuals and donated 14,000 shares to various charitable organizations.

Adorbs has administrative offices located at 234 E. Beech Street, Long Beach, NY 11561. Ms. Lazar and Mr. Lazar, our sole officers and directors, provide the office on a rent-free basis.

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

Results of Operations

For the three months ended March 31, 2018 compared to the three months ended March 31, 2019

Revenue

For the three months ended March 31, 2019, the Company generated $17,405 in revenues. For the three months ended March 31, 2018, the Company generated $0 in revenues. The increase is due to having booths at prominent and less prominent venues. We have been continually selling merchandise steadily. Adorbs Apparel is selling in various boutiques in New York and Connecticut. Interested stores in both New Jersey and Massachusetts will begin to carry and sell Adorbs clothing. Everything Deals, an on-line market in the US purchased a large selection of Adorbs Apparel to sell. Apparel is selling in Connecticut at a Children/s Boutique, in New York at Frippery, and at Carly’z Craze in New Jersey.

Expenses

For the three months ended March 31, 2019, we incurred operating expenses of $13,822. For the three months ended March 31, 2018, we incurred operating expenses in the amount of $15,682. The decrease is due to increased accounting and legal fees associated with the preparation and filing of the Company S-1 registration the Securities and Exchange Commission in 2018.

Net Loss

For the three months ended March 31, 2019 we incurred a net loss of $2,222. For the three months ended March 31, 2018, we had net loss of $15,682. The decrease in net loss is due to an increase in revenue of $17,405, offset by cost of goods sold of $5,888, increased administrative expense of $2,656 and increased professional fees of $11,167.

Liquidity

Currently, we are relying on sales of our products. Currently, we pay costs associated with running a business on a day to day basis.

As of March 31, 2019, we had cash on hand of $42,440 with current liabilities of $84,408. We have incurred an aggregate loss for the three months ended March 31, 2019 of $2,222. We used cash of $5,190 in operating expenses for the three months ended March 31, 2019. As of December 31, 2018 we had cash on hand of $36,602 with current liabilities of $65,016. We have incurred an aggregate loss for the year ended December 31, 2018 of $38,161. We used cash of $59,362 in operating expenses for the year ended December 31, 2018.

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

Off-balance Sheet Arrangements

For the three months ended March 31, 2019 and March 31, 2018, we have not engaged in any off-balance sheet arrangements.

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

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in its report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2018 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.  The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. We have identified the following material weaknesses.

1. As of March 31, 2019, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees the accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of March 31, 2018, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2019, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are included with this report.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADORBS INC.

Date: May 9, 2019	By:	/s/ Rebecca Jill Lazar
Rebecca Jill Lazar, Chief Executive Officer
(principal executive officer)

Date: May 9, 2019	By:	/s/ Michael Lazar
Michael Lazar, Chief Financial Officer
(principal financial and accounting officer)