Form 10-K
period 2020-12-31
Adorbs Inc.
filed 2021-02-10
CIK 1726822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2020: N/A

The number of shares of the registrant’s common stock outstanding as of February 9, 2021, was 23,889,500.

i

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars (US$) and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we,” “us,” “our,” the “Company,” “Adorbs” and “our company” mean Adorbs Inc. and its consolidated subsidiaries, unless otherwise indicated.

ITEM 1. DESCRIPTION OF BUSINESS

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

Former management was comprised of two people, Rebecca Jill Lazar, President; and Michael Lazar, Chief Financial Officer. Due to the development stage of the Company, Ms. Lazar spent part of her time toward the everyday operations and forward movement of the corporation. Ms. Lazar’s responsibilities included acting as the Company’s creative designer as well as determining the overall design direction of the company and its marketing strategy. Ms. Lazar cultivated relationships with children’s clothing stores and manufacturers and spent the time necessary to oversee the product development, manufacturing, sales, and marketing campaigns, website design, and direct the primary operations of the business.

On January 19, 2018, the Company filed a Form S-1 for registration of securities under the Securities Act of 1933. The S-1 was declared effective on March 14, 2018, and at that time the Company became a fully reporting public company. The Company filed its first Form 10-Q on May 10, 2018, for the period ended March 31, 2018, and subsequently filed all required reports until through the period ended March 31, 2019. On July 1, 2019, the Company filed a Form 15 to terminate its registration. Despite her best efforts, Ms. Lazar determined during the three months ended June 30, 2020, that the Company’s business plan was no longer viable. Subsequently, during July 2020, Ms. Lazar and her husband Michael Lazar resigned their positions executive positions with the Company and gifted their majority shareholdings for no consideration to Activist Investing LLC, an entity controlled by Michael Lazar’s brother, David Lazar. These shares were gifted in return for David Lazar’s commitment to provide funding to the Company going forward and for his expertise in managing and directing distressed companies.

Activist Investing LLC received 11,000,000 shares from Ms. Lazar, and 10,000,000 shares from Michael Lazar for a total of 21,000,000 shares. Based upon 23,889,500 shares outstanding, this effectively gave David Lazar 87.9% ownership of the Company. Concurrently with the change of control, David Lazar was appointed as CEO and Director and is currently the only employee, officer, and director of the Company. As a result of these transactions, the Company become a “blank check” company.

On June 22, 2020, the Company dismissed Michael Gillespie & Associates, PLLC “Gillespie”) as its independent registered public accounting firm who had performed the audit of the Company’s 2018 financial statements for the year ended December 31, 2018. Gillespie’s report on the Company’s financial statements for the year ended December 31, 2018, did not contain any adverse opinions or disclaimers of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that such reports included explanatory paragraphs with respect to the Company’s ability to continue as a going concern. During the year ended December 31, 2018, and through June 21, 2020, there were no (a) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) with Gillespie on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to satisfaction, would have caused Gillespie to make reference to the subject matter thereof in connection with its reports for the period ended 2018 or (b) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K.

On June 22, the Company appointed AJSH & Co. LLP, a PCOAB registered firm as its independent registered accounting firm who performed the Company’s audit for the period ended December 31, 2019 and has reviewed its financial statements for the three and nine-month period ended September 30, 2020.

On December 29, 2020, the Company’s Registration Statement on Form 10-12G was declared effective.

Competitive Business Conditions and Strategy; Our Position in the Industry

The Company has been a dormant shell company since approximately July 2019 and under new management is currently seeking investment opportunities.

Patents, Trademarks, Licenses, Agreements, or Contracts

The Company does not own or license any registered intellectual property.

Research and Development

The Company engages in no research and development activities.

Employees

The Company has one employee, David Lazar.

Reports to Security Holders

The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports and other electronic information regarding Adorbs Inc. and filed with the SEC at http://www.sec.gov.

Smaller Reporting Company Status

We also qualify as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as, among other possible qualifications, a company with a public equity float of less than $250 million. To the extent that we remain a smaller reporting company at such time as are no longer an emerging growth company, we will still have reduced disclosure requirements for our public filings, some of which are similar to those of an emerging growth company, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

Item 2. Properties

Adorbs Inc.’s corporate and operational offices are headquartered at 234 E. Beech Street, Long Beach, NY 11561. Rebecca Lazar, a former officer and director, provides the office on a rent-free basis.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2020, that were not otherwise disclosed on our quarterly reports.

Equity Compensation Plans

As of December 31, 2020, we do not have any equity compensation plans.

Convertible Securities

As of December 31, 2020, we do not have any outstanding stock options.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. After review, the Company has determined that David Lazar and Rebecca Lazar did not timely file the appropriate filings under Section 16(a).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6. Selected Financial Data

As an “emerging growth company” we are not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

For an overview of the business of the Company, please refer to this Comprehensive Annual Report on Form 10-K to Part I, Item 1 (“Business”).

Going Concern

Our financial statements accompanying this Report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have a minimal operating history and minimal revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues for the immediate future. See “Part II, Item 8, Financial Statements, and Supplementary Data.”

Plan of Operation

We have been dormant since approximately July 2019. As of the date of this Report, we intend to engage in what we believe to be synergistic acquisitions or joint ventures with a company or companies that we believe will enhance our business plan. There are no assurances we will be able to consummate any acquisitions using our securities as consideration, or at all. Numerous things will need to occur to allow us to implement this aspect of our business plan and there are no assurances that any of these developments will occur, or if they do occur, that we will be successful in fully implementing our plan.

Limited Operating History; Need for Additional Capital

We cannot guarantee we will be successful in our business operations. We have not generated any revenue since inception. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to the price and cost increases in supplies and services.

If we are unable to meet our needs for cash from either our operations, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to the Financial Statements” on page F-1 and included on pages F-2 through F-9, immediately following the signature page of this Comprehensive Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Comprehensive Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s former management abandoned all operations for several years, and only recently did the Company appoint new management to make filings with the SEC on behalf of the Company.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has been dormant since July 2019. As a result our management did not conduct an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, and December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) complete lack of management of the company from July 2019 until February 2021; and (5) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of December 31, 2020.

Management believes that the material weaknesses set forth above did not have an effect on our financial results because the activity during this period was nominal. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside Directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This Comprehensive Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report which was not filed was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the years ended December 31, 2020 and 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All Directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the Board of Directors and hold office until their death, resignation or removal from office. The Directors and Executive Officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
David Lazar	CEO, CFO and Director	30	July 2020

David Lazar, 30, has been CEO and Chairman of the Company since July ,2020. Mr. Lazar has been a partner at Zenith Partners International since 2013, where he specializes in research and development, sales and marketing. From 2014 through 2015, David was the Chief Executive Officer of Dico, Inc., which was then sold to Peekay Boutiques. Since February of 2018, Mr. Lazar has been the managing member of Custodian Ventures LLC, where he specializes in assisting distressed public companies. Since March 2018, David has acted as the managing member of Activist Investing LLC, which specializes in active investing in distressed public companies. David has a diverse knowledge of financial, legal and operations management; public company management, accounting, audit preparation, due diligence reviews and SEC regulations.

Employment Agreements

We have no formal employment agreement with David Lazar who is our sole employee, director and officer.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None of our Directors, Executive Officers, promoters or control persons has been involved in any of the following events during the past 10 years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an Executive Officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses;

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, Director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

As of the date of filing, the Company has not adopted a corporate code of ethics. The Company has never adopted a corporate code of ethics, and the new management of the Company has not yet made plans to formulate such a code.

Board and Committee Meetings

Our Board of Directors currently consists of one member, Mr. David Lazar. The Board of Directors held no formal meetings during the year ended December 31, 2020. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the Directors and filed with the minutes of the proceedings of the Directors. Such resolutions consented to in writing by the Directors entitled to vote on that resolution at a meeting of the Directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the Directors duly called and held.

Nomination Process

During the year ended December 31, 2020, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any Director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board of Directors considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our Board of Directors, they may do so by sending communications to the President of our Company at the address on the cover of this Comprehensive Annual Report on Form 10-K.

Audit Committee

Currently the Company does not have an Audit Committee. The Company intends to appoint audit, compensation and other applicable committee members as it identifies individuals with pertinent expertise.

Audit Committee Financial Expert

Our Board of Directors does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Company intends to appoint audit, compensation and other applicable committee members as it identifies individuals with pertinent expertise.

Item 11. Executive Compensation.

None

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended December 31, 2020.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards at the year ended December 31, 2020.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2020, there were no options exercised by our named officer.

Compensation of Directors

We do not have any agreements for compensating our Directors for their services in their capacity as Directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for Directors or Executive Officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our Directors or Executive Officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of January 30, 2021 certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current Directors and Executive Officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
David Lazar, Chief Executive Officer, Chief Financial Officer and Director (2)(3) 1185 Avenue of the Americas, 3rd Floor. New York, New York 10036	21,000,000	87.9%

Director and Officer (1 person)	21,000,000	87.9%

(1)	Applicable percentage ownership is based on 23,889,500 shares of common stock outstanding as of December 31, 2020. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2020 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	David Lazar is the only officer, employee, and director of the Company. The common stock is held by Activist Investing LLC. Since March 2018, David Lazar has acted as the managing member of Activist Investing LLC, which specializes in active investing in distressed public companies. He has full voting and investment control of these shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Subsequent to the year ended December 31, 2020 and through the date of filing this Comprehensive Annual Report on Form 10-K, David Lazar, the Company’s only employee, Director and Executive Officer extended interest-free demand loans amounting to $31,911.

Director Independence

The Company does not have a separately designated nominating committee of our Board of Directors. None of our directors is deemed to be independent, as such term is defined in the listing standards of The Nasdaq Stock Market, Inc. (“Nasdaq”).

Item 14. Principal Accounting Fees and Services.

	Year Ended	Year Ended
	December,	December,
	2020	2019
Audit Fees	$6,500	$7,400
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
Total	$6,500	$7,400

Our Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

Our Board of Directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

ITEM 15. FINANCIAL STATEMENT AND EXHIBITS

C-7/227, Sector-7, Rohini New Delhi -110085 Tel: +91 11 4559 6689 Email: info@ajsh.in

(Formally known as “AJSH & Co.” converted and registered as LLP on 11-04-2016 vide LLPIN: AAG-1471)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Adorbs, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Adorbs, Inc. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ deficit and cash flows, for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $137,513 and working capital deficit of $87,883. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this uncertainty are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statement.  We believe that our audits provide a reasonable basis for our opinion.

/s/ AJSH & Co LLP

We have served as the Company’s auditor since 2019.

New Delhi, India

February 10, 2021

ADORBS INC.

BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$13,593	$19,865
Accounts receivable, net	-	87
Prepaid and other current assets	-	12,089
Inventory	-	21,790
Total Current Assets	13,593	53,831
Total Assets	$13,593	$53,831

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued payable and accrue liabilities	$428	$7,783
Due to related parties	101,048	69,297
Total current liabilities	101,476	77,080
Total liabilities	101,476	77,080

Commitments and contingencies	-	-

Stockholders’ Deficit
Common stock, Par Value $.001, 75,000,000 shares authorized, 23,889,500 shares issued and outstanding of shares as of December 31, 2020 and December 31, 2019	23,890	23,890
Additional paid in capital	25,740	25,740
Accumulated deficit during development stage	(137,513)	(72,879)
Total Stockholders’ (Deficit)	(87,883)	(23,249)
Total Liabilities and Stockholders’ (Equity)	$13,593	$53,831

The accompanying notes are an integral part of these financial statements.

ADORBS INC.

STATEMENTS OF OPERATIONS

	Year ended December 31, 2020	Year ended December 31, 2019
Revenue	$222	$17,880
Cost of sales	36	5,888
	186	11,992

Operating Expenses:
General and administrative expense	20,470	10,993
Professional fees	22,650	23,733
Loss on the impairment of inventory	21,754	-
Total operating expenses	64,874	34,726

(Loss) from operations	(64,688)	(22,734)
Other income (expense)
Interest income	54	148
Income (loss) before provision for income taxes	(64,634)	(22,586)
Provision for income taxes	-	-
Net (Loss)	(64,634)	(22,586)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	23,889,500	23,833,236

The accompanying notes are an integral part of these financial statements.

ADORBS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Value	Capital	Earnings	Equity
Balance, December 31, 2018	23,860,000	$23,860	$25,740	$(50,293)	$(693)

Common stock issued for services	1,500	2			2

Common stock donations and gifts	28,000	28			28

Net loss				(22,586)	(22,586)

Balance, December 31, 2019	23,889,500	$23,890	$25,740	$(72,879)	$(23,249)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Value	Capital	Earnings	Equity
Balance, December 31, 2019	23,889,500	$23,890	$25,740	$(72,879)	$(23,248)

Net loss				(64,634)	(64,634)

Balance, December 31, 2020	23,889,500	$23,890	$25,740	$(137,513)	$(87,883)

The accompanying notes are an integral part of the financial statements.

ADORBS INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,	Year ended December 31,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$(64,634)	$(22,586)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Common stock issued for services	-	30
Changes in operating assets and liabilities
Accounts receivable	87	(86)
Prepaid expenses and other current assets	12,089	(12,047)
Inventory	21,790	5,588
Account payable and accrued liabilities	(7,355)	7,227
Deferred revenue	-	(10,000)
Net cash provided by (used for) operating activities	(38,023)	(31,874)

Cash Flows From Financing Activities:
Proceeds from related party loans	31,751	14,838
Net cash provided by (used for) financing activities	31,751	14,838

Net Increase (Decrease) In Cash	(6,272)	(17,037)
Cash At The Beginning Of The Period	19,865	36,602
Cash At The End Of The Period	$13,593	$19,565

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

ADORBS INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Organization and basis of accounting

Basis of Presentation and Organization

Adorbs Inc. is a Nevada corporation. Adorbs is a developmental stage corporation formed to provide organic children’s clothing designed to be cute, comfortable, and trendy. The Company was incorporated under the laws of the State of Nevada on October 18, 2017. The company office is located at 234 E. Beech Street, Long Beach, NY 11561. On that date, the Company was authorized to issue 75,000,000 shares of common stock at $0.001 par value.

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has realized nominal sales for the year ended December 31, 2020.

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until an amended registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 2 – Summary of significant accounting assumptions and policies

Covid-19

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and it continues to spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have had a minimal impact on our day to day operations. However this could impact our efforts to enter into a business combination as other businesses have had to adjust, reduce or suspend their operating activities. The extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19. The Company is unable to predict the ultimate impact at this time.

Going Concern

The Company has an accumulated deficit of $137,513 and a working capital deficit of $87,883 as of December 31, 2020, and a working capital deficit of $23,249 as of December 31, 2019. As a result of these factors, management has determined that there is substantial doubt about the Company ability to continue as a going concern.

These financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of December 31, 2020 and December 31, 2019, the on hand cash balances were $13,593 and $19,865, respectively.

Prepaid Expenses

Prepaid expenses are recorded at fair market value. As of December 31, 2020 and 2019, the balances of prepaid expenses were $-0- and $12,089 respectively

Inventory

Inventory, which is comprised of children’s clothing and is charged to inventory when purchased, is stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (“FIFO”) method.

The Company evaluates inventory levels quarterly value based upon assumptions about future demand and market conditions. Any inventory that has a cost basis in excess of its expected net realizable value, inventory that becomes obsolete, inventory in excess of expected sales requirements, inventory that fails to meet commercial sale specifications or is otherwise impaired are written down with a corresponding charge to the statement of operations in the period that the impairment is first identified. The Company performed its evaluation on September 30, 2020 and December 30, 2020 and determined that due to nominal sales during the last twelve months and due to the ongoing Covid-19 situation an impairment of the inventory was required. As a result during the year ended December 31, 2020 the Company impaired approximately 100% of its inventory cost and record a write-down of $21,754 which was charged to “loss on the impairment of inventory” on the Company’s.

Revenue Recognition

The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

The Company defers any revenue for which the product is subject to right of return until such time as the 30 days has elapsed, and no refund will be required. As of December 31, 2020 and 2019, the Company recorded total deferred revenue of $-0- and $-0- respectively

Long-lived assets

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

The Company maintains a 100% valuation allowance with respect to deferred tax assets, therefore there are no deferred taxes on the Company’s Balance Sheet. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws. As of December 31, 2020 the Company had a net loss carryforward of approximately $137,000.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2020 and December 31, 2019, and expenses for the year ended December 31, 2020 and December 31, 2019. Actual results could differ from those estimates made by management.

Subsequent Event

The Company evaluated subsequent events through the date when financial statements are issued for disclosure consideration.

Recent Accounting Pronouncements

In February 2016, the FASB issued an accounting standards update for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB’s new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The pronouncement is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, for non-public entities using a modified retrospective approach. Early adoption is permitted. The Company is still evaluating the impact that the new accounting guidance will have on its financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

Note 3 – Related party transactions

During the year ended December 31, 2020, David Lazar paid accounting and audit expenses on behalf of the Company totaling $31,571 As of December 31, 2020, the Company had a loan payable of $31,911 to David Lazar. As of December 31, 2020 and December 31, 2019, the Company also had a loan payable of $69,137, to Rebecca Lazar, the former President and Chief Executive Officer. These loans are both unsecured, non-interest bearing promissory notes and are payable on demand.

Note 4 – Common stock

The Company is authorized to issue 75,000,000 shares of $.001 par value common stock.

2020

There were no share issuances in 2020.

2019

On February 01, 2019, the Company issued a total of 1,500 shares of common stock at par to three individuals for consulting services.

On March 22, 2019, the Company donated a total of 14,000 shares of common stock at part to various charitable organizations. On that same date, the company gifted 14,000 shares of common stock at par to 13 individuals.

All the above securities issued were offered and issued in reliance upon the exemption from registration pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Regulation S promulgated thereunder.

As of December 31, 2020 and 2019, a total of 23,889,500 and 23,860,000 shares of common stock issued and outstanding.

Note 5 – Subsequent events

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation of the Company Inc., as amended on March 16, 2018 (incorporated by reference to our Registration Statement on Form S-1 filed on January 19, 2018)

3.2	Bylaws of the Company Inc. (incorporated by reference to our Registration Statement on Form S-1 filed on January 19, 2018)

22	Demand Promissory Note Payable to Activist Investing LLC (incorporated by reference to our Registration Statement on 10-12G/A filed on December 22, 2020)

23	Demand Promissory Note Payable to Rebecca Lazar (incorporated by reference to our Registration Statement on 10-12G/A filed on December 22, 2020)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADORBS INC.

Date: February 10, 2021	By:	/s/ David Lazar
David Lazar, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 10, 2021	/s/ David Lazar
David Lazar
President, Chief Executive Officer and Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial Officer)