Form 10-Q
period 2021-06-30
Adorbs Inc.
filed 2021-07-23
CIK 1726822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 333-222631

ADORBS INC
(Exact name of registrant as specified in its charter)

Nevada	82-3155323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8742
(Primary Standard Industrial Classification Code Number)

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

The number of shares outstanding of the registrant’s common stock as of July 17, 2021 was 23,889,500 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

ADORBS INC.

QUARTERLY REPORT ON FORM 10-Q

For the six months ended June 30, 2021

i

PART I FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our ability to consummate the Merger, as such term is defined below; the continued services of the Custodian as such term is defined below; our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to the risks of limited management, labor, and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Adorbs Inc. a Nevada corporation unless the context requires otherwise.

ii

Item 1. Financial Statements.

ADORBS INC.

Balance Sheets

(unaudited)

	June 30,	December 31,
	2021	2020

Assets
Current assets
Cash and cash equivalents	$11,774	$13,593
Total Current Assets	11,774	13,593
Total assets	$11,774	$13,593

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued payable and accrued liabilities	$434	$428
Due to related parties	132,554	101,048
Total current liabilities	132,988	101,476

Total liabilities	132,988	101,476

Stockholders’ Deficit
Common stock, Par Value $.001, 75,000,000 shares authorized, 23,889,500 shares issued and outstanding of shares as of June 30, 2021 and December 31, 2020, respectively	23,890	23,890
Additional paid in capital	25,740	25,740
Accumulated deficit	(170,844)	(137,513)
Total stockholders’ deficit	(121,214)	(87,883)

Total liabilities and stockholders’ deficit	$11,774	$13,593

The accompanying notes are an integral part of these financial statements

ADORBS INC.

Statements of Operations

(unaudited)

	For the three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue, net
Revenue	$-	$-	$-	$24
Cost of sales	-	-	-	-
Total revenue, net	-	-	-	24

Operating expenses
General and administrative expenses	19,085	6,496	33,343	10,779
Total operating expenses	19,085	6,496	33,343	10,779

Loss from Operations	(19,085)	(6,496)	(33,343)	(10,755)

Other income (expenses)
Interest income	6	15	12	32
Total other income (expenses), net	6	15	12	32

Loss from operations before income taxes	(19,079)	(6,481)	(33,331)	(10,723)
Income tax expense	-	-	-	-
Net Loss	$(19,079)	$(6,481)	$(33,331)	$(10,723)

Weighted average number of ordinary shares
Basic and diluted	23,889,500	23,889,500	23,889,500	23,889,500

(Loss)/ Earnings per share
Basic and diluted	$(0.0008)	$(0.0003)	$(0.0014)	$(0.0004)

The accompanying notes are an integral part of these financial statements

ADORBS INC.

Statements of Changes in Shareholders’ Deficit

(unaudited)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit
Balance, January 1, 2021	23,860,000	$23,890	$25,740	$(137,513)

Net loss	-	-	-	(14,252)
Balance, March 31, 2021	23,860,000	23,890	25,740	(151,765)

Net loss	-	-	-	(19,079)
Balance, June 30, 2021	23,860,000	$23,890	$25,740	$(170,844)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit
Balance, January 1, 2020	23,860,000	$23,890	$25,740	$(72,879)

Net loss	-	-	-	(4,242)
Balance, March 31, 2020	23,860,000	$23,890	$25,740	(77,121)

Net loss	-	-	-	(6,480)
Balance, June 30, 2020	23,860,000	$23,890	$25,740	$(83,601)

The accompanying notes are an integral part of these financial statements

ADORBS INC.

Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2021	2020

Cash Flows From Operating Activities
Net loss	$(33,331)	$(10,723)
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accrued payable and accrued liabilities	6	(3,037)
Net cash used in operating activities	(33,325)	(13,760)

Cash Flows From Investing Activities
Net cash used in investing activities	-	-

Cash Flows From Financing Activities
Proceeds from related party loans	31,506	10,190
Net cash provided by financing activities	31,506	10,190

Net (decrease) increase in cash and cash equivalents	(1,819)	(3,570)
Cash and cash equivalents, beginning of Period	13,593	19,865
Cash and cash equivalents, end of Period	$11,774	$16,295

Supplemental disclosure of cash flow information
Cash paid for income tax expense	$-	$-
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements

ADORBS INC.

NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

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

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has realized nominal sales for the year ended December 31, 2020 and did not record any revenue during the six months ended June 30, 2021.

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until an amended registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 2 – Summary of significant accounting assumptions and policies

Covid-19

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and it continues to spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have had a minimal impact on our day-to-day operations. However, this could impact our efforts to enter into a business combination as other businesses have had to adjust, reduce, or suspend their operating activities. The extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19. The Company is unable to predict the ultimate impact at this time.

Going Concern

The Company has an accumulated deficit of $170,844 and a working capital deficit of $121,214 as of June 30, 2021. As a result of these factors, management has determined that there is substantial doubt about the Company ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of June 30, 2021, and December 31, 2020, the on-hand cash balances were $11,774 and $13,593 respectively.

Note 2 – Summary of significant accounting assumptions and policies (continued)

Inventory

Inventory, which is comprised of children’s clothing and is charged to inventory when purchased, is stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (“FIFO”) method.

The Company evaluates inventory levels quarterly value based upon assumptions about future demand and market conditions. Any inventory that has a cost basis in excess of its expected net realizable value, inventory that becomes obsolete, inventory in excess of expected sales requirements, inventory that fails to meet commercial sale specifications or is otherwise impaired are written down with a corresponding charge to the statement of operations in the period that the impairment is first identified. The Company performed its evaluation on December 30, 2020 and determined that due to nominal sales during the preceding twelve months and due to the ongoing Covid-19 situation an impairment of the inventory was required. As a result, during the year ended December 31, 2020 the Company impaired 100% of its inventory cost and recorded a write-down of $21,754 which was charged to “loss on the impairment of inventory” on the Company’s.

Revenue Recognition

The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Long-lived assets

The Company accounts for its long-lived assets in accordance with Financial Accounting Standard Board (“FASB”) ASC 360-10, “Property, Plant and Equipment” which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses the recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposal value.

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

The Company maintains a 100% valuation allowance with respect to deferred tax assets, therefore there are no deferred taxes on the Company’s Balance Sheet. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws. As of June 30, 2021, the Company had a net loss carryforward of approximately $151,000.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the reliability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value Measurement

The Company values its convertible notes and amounts due to related partings and short-term loans payable under FASB ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

Note 2 – Summary of significant accounting assumptions and policies (continued)

Fair Value Measurement (continued)

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Reclassifications

Certain reclassifications have been made in the unaudited condensed financial statements for comparative purposes. These reclassifications have no effect on the results of operations or financial position of the Company.

Subsequent Event

The Company evaluated subsequent events through the date when financial statements are issued for disclosure consideration.

Recent Accounting Pronouncements

In February 2016, the FASB issued an accounting standard update for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB’s new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The pronouncement is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, for non-public entities using a modified retrospective approach. Early adoption was permitted. Currently the Company has no leases.

Note 3 – Related party transactions

During the three months ended June 30, 2021, David Lazar paid various Company expenses totaling $18,246. This included approximately $4,700 in accounting fees, $1,546 in Edgarization fees, and $12,000 in fees related to obtaining a stock symbol to enable the trading of the Company’s common stock As of June 30, 2021, the Company had a loan payable of $63,417 to David Lazar and loan payable of $69,137, to Rebecca Lazar, the former President and Chief Executive Officer. These loans are both unsecured, non-interest-bearing promissory notes and are payable on demand.

Note 4 – Common stock

The Company is authorized to issue 75,000,000 shares of $.001 par value common stock. As of June 30, 2021 and December 31, 2020, a total of 23,889,500 shares of common stock were issued and outstanding, respectively.

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

Note 5 – Subsequent events

In accordance with the Statement of Financial Accounting Standards (“SFAS”) 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Plan of Operation

The Company has no operations from a continuing business other than the expenditures related to running the Company and has no revenue from continuing operations as of the date of this Report.

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

We do not currently engage in any business activities that provide revenue or cash flow. During the next 12-month period we anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business.

Given our limited capital resources, we may consider a business combination with an entity which has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets, or is an established business experiencing financial or operating difficulties and needs additional capital. Alternatively, a business combination may involve the acquisition of, or merger with, an entity which desires access to the U.S. capital markets.

As of the date of this Report, our management has not had any discussions with any representative of any other entity regarding a potential business combination. Any target business that is selected may be financially unstable or in the early stages of development. In such event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early-stage entity. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the year June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ADORBS INC.

Dated: July 23, 2021	By:	/s/ David Lazar
David Lazar
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.