Form 10-Q
period 2021-09-30
Adorbs Inc.
filed 2021-10-13
CIK 1726822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of October 13, 2021 was 23,889,500 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

ADORBS INC.

QUARTERLY REPORT ON FORM 10-Q

For the nine months ended September 30, 2021

i

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

ii

Item 1. Financial Statements.

ADORBS INC.

Balance Sheets

(unaudited)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$10,600	$13,593
Total Current Assets	10,600	13,593
Total assets	$10,600	$13,593

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued payable and accrued liabilities	$345	$428
Due to related parties	138,052	101,048
Total current liabilities	138,397	101,476

Total liabilities	138,397	101,476

Stockholders’ Deficit
Common stock, Par Value $.001, 75,000,000 shares authorized, 23,889,500 shares issued and outstanding of shares as of September 30, 2021 and December 31, 2020, respectively	23,890	23,890
Additional paid in capital	25,740	25,740
Accumulated deficit	(177,427)	(137,513)
Total stockholders’ deficit	(127,797)	(87,883)

Total liabilities and stockholders’ deficit	$10,600	$13,593

The accompanying notes are an integral part of these financial statements

ADORBS INC.

Statements of Operations

(unaudited)

	For the three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue, net
Revenue	$81	$124	$81	$148
Cost of sales	-	23	-	23
Total revenue, net	81	101	81	125

Operating expenses
General and administrative expenses	1,969	16,314	17,352	19,044
Professional fees	4,700	1,400	22,660	9,450
Loss on impairment of inventory	-	10,895	-	10,895
Total operating expenses	6,669	28,609	40,012	39,389

Loss from Operations	(6,588)	(28,508)	(39,931)	(39,264)

Other income (expenses)
Interest income	5	15	17	47
Total other income (expenses), net	5	15	17	47

Loss from operations before income taxes	(6,583)	(28,493)	(39,914)	(39,217)
Income tax expense	-	-	-	-
Net Loss	$(6,583)	$(28,493)	$(39,914)	$(39,217)

Weighted average number of ordinary shares
Basic and diluted	23,889,500	23,889,500	23,889,500	23,889,500

Earnings per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

ADORBS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Value	Capital	Earnings	Equity
Balance, December 31, 2019	23,860,000	$23,890	$25,740	$(72,879)	$(23,249)

Net loss		—	—	(4,242)	(4,242)

Balance, March 31, 2020	23,860,000	$23,890	$25,740	$(77,121)	$(27,491)

Net loss		—	—	(6,482)	(6,482)

Balance, June 30, 2020	23,860,000	$23,890	$25,740	$(83,603)	$(33,973)

Net loss		—	—	(28,493)	(28,493)

Balance, September 30, 2020	23,860,000	$23,890	$25,740	$(112,096)	$(62,467)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Value	Capital	Earnings	Equity
Balance, December 31, 2020	23,860,000	$23,890	$25,740	$(137,513)	$(87,883)

Net loss		—	—	(14,252)	(14,252)

Balance, March 31, 2021	23,860,000	$23,890	$25,740	$(151,765)	$(102,135)

Net loss		—	—	(19,079)	(19,079)

Balance, June 30, 2021	23,860,000	$23,890	$25,740	$(170,844)	$(121,214)

Net loss		—	—	(6,583)	(6,583)

Balance, September 30, 2021	23,860,000	$23,890	$25,740	$(177,427)	$(127,797)

The accompanying notes are an integral part of the financial statements.

ADORBS INC.

Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020

Cash Flows From Operating Activities
Net loss	$(39,914)	$(39,217)
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	-	87
Prepaid expenses	-	12,089
Inventory	-	10,918
Accrued payable and accrued liabilities	(83)	(3,455)
Net cash used in operating activities	(39,997)	(19,578)

Cash Flows From Investing Activities
Net cash used in investing activities	-	-

Cash Flows From Financing Activities
Proceeds from related party loans	37,004	14,311
Payments on related party debt	-	(160)
Net cash provided by financing activities	37,004	14,151

Net (decrease) increase in cash and cash equivalents	(2,993)	(5,427)
Cash and cash equivalents, beginning of year	13,593	19,865
Cash and cash equivalents, end of year	$10,600	$14,438

Supplemental disclosure of cash flow information
Cash paid for income tax expense	$-	$-
Cash paid for interest expense	$-	$-

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

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has realized nominal sales for the year ended December 31, 2020, and during the nine months ended September 30, 2021.

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

Going Concern

The Company has an accumulated deficit of $177,427 and a working capital deficit of $127,797 as of September 30, 2021. As a result of these factors, management has determined that there is substantial doubt about the Company ability to continue as a going concern.

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

Note 2 – Summary of significant accounting assumptions and policies (continued)

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

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of September 30, 2021, and December 31, 2020, the on-hand cash balances were $10,600 and $13,593, respectively.

Inventory

Inventory, which is comprised of children’s clothing and is charged to inventory when purchased, is stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (“FIFO”) method.

The Company evaluates inventory levels quarterly value based upon assumptions about future demand and market conditions. Any inventory that has a cost basis in excess of its expected net realizable value, inventory that becomes obsolete, inventory in excess of expected sales requirements, inventory that fails to meet commercial sale specifications or is otherwise impaired are written down with a corresponding charge to the statement of operations in the period that the impairment is first identified. During the nine months ended September 30, 2021 and 2020, the Company recorded an impairment of inventory in the amounts of $-0- and $10,895, respectfully resulting from nominal sales and ongoing COVID-19 pandemic.

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

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC Topic 740, Income Taxes. Under FASB ASC Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. The Company maintains a 100% valuation allowance with respect to deferred tax assets, therefore there are no deferred taxes on the Company’s Balance Sheet. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws. As of September 30, 2021, the Company had a net loss carry forward of approximately $177,000 Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the reliability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

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

Note 2 – Summary of significant accounting assumptions and policies (continued)

Subsequent Event

The Company evaluated subsequent events through the date when financial statements are issued for disclosure consideration.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, simplifying the Accounting for Income Taxes. This update simplifies various aspects of accounting for income taxes, removes certain exceptions to the general principles in ASC 740, and clarifies and amends existing guidance to improve the consistent application. The Corporation adopted ASC 740 in the first quarter of fiscal 2021, with no material effect on the Condensed Consolidated Financial Statements and related footnote disclosures.

Other recent accounting standards issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

Note 3 – Related party transactions

During the three months ended September 30, 2021, David Lazar paid various Company expenses totaling approximately $5,500. This included approximately $4,700 in accounting fees, and $800 in Edgarization fees. As of September 30, 2021, the Company had a loan payable of $68,916 to David Lazar and loan payable of $69,137, to Rebecca Lazar, the former President and Chief Executive Officer. These loans are both unsecured, non-interest-bearing promissory notes and are payable on demand.

Note 4 – Common stock

The Company is authorized to issue 75,000,000 shares of $.001 par value common stock. As of September 30, 2021 and December 31, 2020, a total of 23,889,500 shares of common stock were issued and outstanding, respectively.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the year September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ADORBS INC.

Dated: October 13, 2021	By:	/s/ David Lazar
David Lazar
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

