Form 10-K/A
period 2020-12-31
Adorbs Inc.
filed 2021-12-09
CIK 1726822

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

i

Explanatory Note

This Amendment No.1 to Form 10-K (the “Amendment”) amends the Form 10-K of Adorbs Inc. that was originally filed with the U.S. Securities and Exchange Commission on February 10, 2021 (“Original Filing”).

The Amendment is being solely filed to amend the Company’s audit opinion provided by the Company’s independent registered public account accounting firm to include the year ended December 31, 2019 which was inadvertently not included in the auditors initial opinion. With the exception of Note 5. “Subsequent Events” which has been updated to December 9, 2021, this amendment had no impact whatsoever on the Company’s financial statements or footnotes. For the convenience of the reader, this Amendment sets forth the Original Filing, as amended, in its entirety and does not modify, amend, or update any other disclosures or information presented in the Original Filing.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Comprehensive Annual Report on amended Form 10-K/A (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s former management abandoned all operations for several years, and only recently did the Company appoint new management to make filings with the SEC on behalf of the Company.

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

This amended Comprehensive Annual Report on Form 10-K/A does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report which was not filed was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

Nomination Process

During the year ended December 31, 2020, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any Director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board of Directors considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our Board of Directors, they may do so by sending communications to the President of our Company at the address on the cover of this amended Comprehensive Annual Report on Form 10-K/A.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Subsequent to the year ended December 31, 2020 and through the date of filing this amended Comprehensive Annual Report on Form 10-K/A, David Lazar, the Company’s only employee, Director and Executive Officer extended interest-free demand loans amounting to $31,911.

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

ITEM 15. FINANCIAL STATEMENT AND EXHIBITS

A-94/8, Wazirpur Industrial Area, Main Ring Road, Delhi-110052 +91 11 45596689 Web : www.ajsh.in E-mail : info@ajsh.in

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Adorbs, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Adorbs, Inc. (the “Company”) as on December 31, 2020 and December 31, 2019, the related statements of operations, changes in stockholders’ deficit and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and December 31, 2019, and the results of its operations and its cash flow for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/AJSH & Co LLP

We have served as the Company’s auditor since 2019.

New Delhi, India

December 9, 2021

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

Note 5 – Subsequent events

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through December 9, 2021 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

ADORBS INC.

Date: December 9, 2021	By:	/s/ David Lazar
David Lazar, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 9, 2021	/s/ David Lazar
David Lazar
President, Chief Executive Officer and Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial Officer)