Form 10-K
period 2021-12-31
Adorbs Inc.
filed 2022-02-08
CIK 1726822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 000-56213

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2021. The section is not applicable because there is no quoted trading price on the company’s securities.

The number of shares of the registrant’s common stock outstanding as of February 7, 2022 was 23,889,500.

i

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

On June 22, 2020 the Company appointed AJSH & Co. LLP, a PCOAB registered firm as its independent registered accounting firm who performed the Company’s audit for the period ended December 31, 2019 and has reviewed its financial statements for the three and nine-month period ended September 30, 2020.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2021.

Equity Compensation Plans

As of December 31, 2021, we do not have any equity compensation plans.

Convertible Securities

As of December 31, 2021, we do not have any outstanding convertible securities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Comprehensive Annual Report on amended Form 10-K/A (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s former management abandoned all operations for several years, and only recently did the Company appoint new management to make filings with the SEC on behalf of the Company. Based on this evaluation, our principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Company has been dormant since July 2019. As a result our management did not conduct an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, and December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control – Integrated Framework (2013). Without such an evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) complete lack of management of the company from July 2019 until February 2021; and (5) lack of disclosure controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the years ended December 31, 2021 and 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All Directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the Board of Directors and hold office until their death, resignation or removal from office. The Directors and Executive Officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
David Lazar	CEO, CFO and Director	31	July 2020

David Lazar, 31, has been CEO and Chairman of the Company since July, 2020. Mr. Lazar has been a partner at Zenith Partners International since 2013, where he specializes in research and development, sales and marketing. From 2014 through 2015, David was the Chief Executive Officer of Dico, Inc., which was then sold to Peekay Boutiques. Since February of 2018, Mr. Lazar has been the managing member of Custodian Ventures LLC, where he specializes in assisting distressed public companies. Since March 2018, David has acted as the managing member of Activist Investing LLC, which specializes in active investing in distressed public companies. David has a diverse knowledge of financial, legal and operations management; public company management, accounting, audit preparation, due diligence reviews and SEC regulations.

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

Board and Committee Meetings

Our Board of Directors currently consists of one member, Mr. David Lazar. The Board of Directors held no formal meetings during the year ended December 31, 2021. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the Directors and filed with the minutes of the proceedings of the Directors. Such resolutions consented to in writing by the Directors entitled to vote on that resolution at a meeting of the Directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the Directors duly called and held.

Nomination Process

During the year ended December 31, 2021, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any Director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board of Directors considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our Board of Directors, they may do so by sending communications to the President of our Company at the address on the cover of this amended Comprehensive Annual Report on Form 10-K/A.

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

Item 11. Executive Compensation.

None

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended December 31, 2021.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards at the year ended December 31, 2021.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2021, there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of January 22, 2022 certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current Directors and Executive Officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
David Lazar, Chief Executive Officer, Chief Financial Officer and Director (2) (3) 1185 Avenue of the Americas, 3rd Floor. New York, New York 10036	21,000,000	87.9%

Director and Officer (1 person)	21,000,000	87.9%

(1)	Applicable percentage ownership is based on 23,889,500 shares of common stock outstanding as of December 31, 2021. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2021 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	David Lazar is the only officer, employee, and director of the Company. The common stock is held by Activist Investing LLC. Since March 2018, David Lazar has acted as the managing member of Activist Investing LLC, which specializes in active investing in distressed public companies. He has full voting and investment control of these shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Subsequent to the year ended December 31, 2021 and through the date of filing this amended Comprehensive Annual Report on Form 10-K/A, David Lazar, the Company’s only employee, Director and Executive Officer has extended and additional interest-free demand loans.

Director Independence

The Company does not have a separately designated nominating committee of our Board of Directors. None of our directors is deemed to be independent, as such term is defined in the listing standards of The Nasdaq Stock Market, Inc. (“Nasdaq”).

Item 14. Principal Accounting Fees and Services.

	Year Ended	Year Ended
	December,	December,
	2021	2020
Audit Fees	$9,000	$8,400
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
Total	$9,000	$8,400

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

ITEM 15. FINANCIAL STATEMENT AND EXHIBITS

A-94/8, Wazirpur Industrial Area, Main Ring Road, Delhi-110052 +91 11 45596689 Web : www.ajsh.in E-mail : info@ajsh.in

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Adorbs, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Adorbs, Inc. (the “Company”) as on December 31, 2021 and December 31, 2020, the related statements of operations, changes in stockholders’ deficit and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and its cash flow for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $183,311 and working capital deficit of $133,681 as on December 31, 2021 and a working capital deficit of $ 87,883 as on December 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this uncertainty are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New Delhi, India

February 8, 2022

ADORBS INC.

Balance Sheets

	December 31,	December 31,
	2021	2020

Assets
Current assets
Cash and cash equivalents	$9,499	$13,593
Total Current Assets	9,499	13,593
Total assets	$9,499	$13,593

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued payable and accrued liabilities	$428	$428
Due to related parties	142,752	101,048
Total current liabilities	143,180	101,476

Total liabilities	143,180	101,476

Stockholders’ Deficit
Common stock, Par Value $0.001, 75,000,000 shares authorized, 23,889,500 shares issued and outstanding of shares as of December 31, 2021 and December 31, 2020, respectively	23,890	23,890
Additional paid in capital	25,740	25,740
Accumulated deficit	(183,311)	(137,513)
Total stockholders’ deficit	(133,681)	(87,883)
Total liabilities and stockholders’ deficit	$9,499	$13,593

The accompanying notes are an integral part of these financial statements

ADORBS INC.

Statements of Operations

	Year Ended
	December 31,
	2021	2020

Revenue, net
Revenue	$81	$222
Cost of sales	-	36
Total revenue, net	81	186

Operating expenses
General and administrative expenses	18,540	20,470
Professional fees	27,360	22,650
Loss on impairment of inventory	-	21,754
Total operating expenses	45,900	64,874
Loss from Operations	(45,819)	(64,688)

Other income (expenses)
Interest income	21	54
Total other income (expenses), net	21	54

Loss from operations before income taxes	(45,798)	(64,634)
Income tax expense	-	-
Net Loss	$(45,798)	$(64,634)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	23,889,500	23,889,500

The accompanying notes are an integral part of these financial statements

ADORBS INC.

 Statements of Changes in Shareholders’ Deficit

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2019	23,889,500	$23,890	$25,740	$(72,879)	$(23,249)

Net loss		-	-	(64,634)	(64,634)

Balance, December 31, 2020	23,889,500	$23,890	$25,740	$(137,513)	$(87,883)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2020	23,889,500	$23,890	$25,740	$(137,513)	$(87,883)

Net loss		-	-	(45,798)	(45,798)

Balance, December 31, 2021	23,889,500	$23,890	$25,740	$(183,311)	$(133,681)

The accompanying notes are an integral part of these financial statements

ADORBS INC.

Statements of Cash Flows

	Year Ended
	December 31,
	2021	2020

Cash Flows From Operating Activities
Net loss	$(45,798)	$(64,634)
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	-	87
Prepaid expenses	-	12,089
Inventory	-	21,790
Accrued payable and accrued liabilities	-	(7,355)
Net cash used in operating activities	(45,798)	(38,023)

Cash Flows From Financing Activities
Proceeds from related party loans	41,704	31,751
Net cash provided by financing activities	41,704	31,751

Net (decrease) increase in cash and cash equivalents	(4,094)	(6,272)
Cash and cash equivalents, beginning of year	13,593	19,865
Cash and cash equivalents, end of year	$9,499	$13,593

Supplemental disclosure of cash flow information
Cash paid for income tax expense	$-	$-
Cash paid for interest expense	$-	$-

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

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has realized nominal sales for the year ended December 31, 2021.

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

Going Concern

The Company has an accumulated deficit of $183,311 and a working capital deficit of $133,680 as of December 31, 2021, and had a working capital deficit of $87,883 as of December 31, 2020. As a result of these factors, management has determined that there is substantial doubt about the Company ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of December 31, 2021 and December 31, 2020, the on hand cash balances were $9,499 and $13,593 respectively.

Prepaid Expenses

Prepaid expenses are recorded at fair market value. As of December 31, 2021 and 2020, the balances of prepaid expenses were $-0- and $-0- respectively

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

The Company defers any revenue for which the product is subject to right of return until such time as the 30 days has elapsed, and no refund will be required. As of December 31, 2021 and 2020, the Company recorded total deferred revenue of $-0- and $-0- respectively

Long-lived assets

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

The Company maintains a 100% valuation allowance with respect to deferred tax assets, therefore there are no deferred taxes on the Company’s Balance Sheet. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws. As of December 31, 2021 the Company had a net loss carryforward of approximately $183,000.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2021 and December 31, 2020, and expenses for the year ended December 31, 2021 and December 31, 2020. Actual results could differ from those estimates made by management.

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

Note 3 – Related party transactions

During the year ended December 31, 2021, David Lazar paid accounting and audit expenses on behalf of the Company totalling $41,704. As of December 31, 2021, the Company had a loan payable of $73,616 to David Lazar. As of December 31, 2021 and December 31, 2020, the Company also had a loan payable of $69,137, to Rebecca Lazar, the former President and Chief Executive Officer. These loans are both unsecured, non-interest bearing promissory notes and are payable on demand.

Note 4 – Common stock

The Company is authorized to issue 75,000,000 shares of $.001 par value common stock.

There were no share issuances in 2021 or 2020.

As of December 31, 2021 and 2020, a total of 23,889,500 and 23,889,500 shares of common stock issued and outstanding.

Note 5 – Subsequent events

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through February 1, 2022 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

ADORBS INC.

Date: February 8, 2022	By:	/s/ David Lazar
David Lazar, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 8, 2022	/s/ David Lazar
David Lazar
President, Chief Executive Officer and Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial Officer)