Form 10-Q
period 2022-03-31
Adorbs Inc.
filed 2022-05-10
CIK 1726822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333-222631

ADORBS INC
(Exact name of registrant as specified in its charter)

Nevada	82-3155323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8742
(Primary Standard Industrial Classification Code Number)

36 Fourth Ave. N, Yorkton Saskatchewan, Canada	S3N 2V7
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (306) 563-4123

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock as of May 10, 2022 was 75,000,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

ADORBS INC.

QUARTERLY REPORT ON FORM 10-Q

For the three months ended March 31, 2022

i

PART I FINANCIAL INFORMATION

Item 1. Consolidated financial statements.

ADORBS INC.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$36,307	$9,499
Accounts receivable	1,634
Inventory	48,891	—
Prepaid and other assets	1,278
Total Current Assets	88,109	9,499
Goodwill	555,208	-
Intangible Assets	131,091	-
Total assets	$774,408	$9,499

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued payable and accrued liabilities	$40,707	$428
Common stock payable	569,890	-
Due to related parties	232,485	142,752
Total current liabilities	843,082	143,180
Government loans	48,018	-
Total liabilities	891,100	143,180

Stockholders’ Deficit
Common stock, Par Value $0.001, 75,000,000 shares authorized, 75,000,000 and 23,889,500 shares issued and outstanding of shares as of March 31, 2022 and December 31, 2021, respectively	75,000	23,890
Additional paid in capital	25,740	25,740
Accumulated deficit	(217,431)	(183,311)
Total stockholders’ deficit	(116,691)	(133,681)
Total liabilities and stockholders’ deficit	$774,408	$9,499

The accompanying notes are an integral part of these financial statements

ADORBS INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Revenue, net
Revenue, net	$64,731
Cost of sales	15,305	-
Gross margin	49,426	-

Operating expenses
General and administrative expenses	47,907	999
Professional fees	28,029	13,259
Amortization of intangible assets	7,610
Total operating expenses	83,546	14,258
Loss from Operations	(34,120)	(14,258)

Other income (expenses)
Interest income	-	6
Total other income (expenses), net	-	6
Loss from operations before income taxes	(34,120)	(14,252)
Income tax expense	-	-
Net Loss	$(34,120)	$(14,252)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	51,716,328	23,889,500

The accompanying notes are an integral part of these financial statements

ADORBS INC.

Consolidated Statements of Changes in Shareholders’ Deficit

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2020	23,889,500	$23,890	$25,740	$(137,513)	$(87,883)

Net loss		-	-	(14,252)	(14,252)

Balance, March 31, 2021	23,889,500	$23,890	$25,740	$(151,765)	$(102,135)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Deficit
Balance, December 31, 2021	23,889,500	$23,890	$25,740	$(183,311)	$(133,681)

Shares issued with acquisition of MySpray	51,110,500	51,110	-	-	51,110

Net loss		-	-	(34,120)	(34,120)

Balance, March 31, 2022	75,000,000	$75,000	$25,740	$(217,431)	$(116,691)

The accompanying notes are an integral part of these financial statements

ADORBS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(34,120)	$(14,252)
Amortization of intangible assets	7,610
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(1,039)	-
Prepaid expenses	131	-
Inventory	4,540	-
Accrued payable and accrued liabilities	(13,427)	214
Net cash used in operating activities	(36,304)	(14,038)

Cash Flows from Investing Activities
Acquisition of a business net of cash acquired	19,981	-
Net cash (used in) provided by investing activities	19,981	-

Cash Flows From Financing Activities
Proceeds from related party loans	43,131	13,260
Net cash provided by financing activities	43,131	13,260

Net (decrease) increase in cash and cash equivalents	26,807	(778)
Cash and cash equivalents, beginning of year	9,499	13,593
Cash and cash equivalents, end of year	$36,307	$12,815

Supplemental disclosure of cash flow information
Cash paid for income tax expense	$-	$-
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements

ADORBS INC.

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS

ENDED MARCH 31, 2022 AND 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Basis of Presentation and Organization

Adorbs Inc. is a Nevada corporation. Adorbs was formerly a developmental stage corporation formed to provide organic children’s clothing designed to be cute, comfortable, and trendy. The Company was incorporated under the laws of the State of Nevada on October 18, 2017. On that date, the Company was authorized to issue 75,000,000 shares of common stock at $0.001 par value.

On February 10, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with MySpray Therapeutics Inc. (“MySpray”), a Saskatchewan, Canadian corporation, Nichol Martinuik (“Martinuik”) and Rachel Martinuik (“R. Martinuik”), the sole officers, directors, and shareholders of MySpray, Qatar Consulting Inc. & Company (“Qatar”), Broadway Creative Consultants Corp. (“Broadway”), and David Lazar (“Lazar”), as the sole officer and director of the Company and the managing member of Activist Investing LLC (“Activist”). Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of MySpray was exchanged for (i) 51,110,500 shares of common stock of the Company at the Closing, and (ii) an additional 569,889,500 shares of common stock of ADOB, to be issued upon the increase in authorized shares of common stock of ADOB to 700,000,000, each of which is to be issued to Martinuik, R. Martinuik, Qatar, Broadway, and Activist, pro-rata, in accordance with the Share Exchange Agreement. The former stockholders of MySpray will acquire a majority of the issued and outstanding common stock as a result of the share exchange transaction. The transaction has been accounted for as a recapitalization of the Company, whereby MySpray is the accounting acquirer.

Immediately after completion of such share exchange, the Company will have a total of 644,889,500 issued and outstanding shares, with authorized share capital for common share of 700,000,000.

Consequently, the Company has ceased to fall under the definition of a shell company as defined in Rule 12b-2 under the Exchange Act of 1934, as amended (the “Exchange Act”) and MySpray is now a wholly-owned subsidiary.

The Company will be amending its articles of incorporation to change its name from Adorbs Inc. to Soul Biotechnology Corporation. Also, the Company intends to amend its articles of incorporation to increase the number of common shares authorized to 700,000,000, in order to complete the Share Exchange (as defined in the Share Exchange Agreement).

MySpray creates innovative and clinically developed products for the global natural health community in the areas of immune function, mental health, and pain management and is currently the license holder of 9 Natural Product Numbers (NPN) through the Natural and Non-prescription Health Products Directorate division of Health Canada.

MySpray is preparing to expand formulas to support clinical trials along with the licensing for research and development in the fields of mental health and the impact of treatment protocols with phytonutrients, medicinal mushrooms, and psychedelic compounds under our current “MyShrooms” brand. Also, MySpray is attempting end-to-end capabilities from substrate for growth, genetics, research, extraction, formulations, delivery, and distribution of the finished product. This could allow MySpray to maintain high-quality control and enable us to:

●	Create formulations for clinical trials.

●	Supply raw materials, standardized extracts, and medicinal compounds that are in high demand for ongoing academic research globally.

●	Provide finished products direct to consumer.

●	Offer white label manufacturing.

The Company’s year-end is December 31.

All figures presented in this report are in US dollars unless stated otherwise.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING ASSUMPTIONS AND POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with the FASB’s ASC, which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary MySpray Therapeutics Inc. All intercompany accounts and transactions are eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements.

The Company expects to generate operating cash flow that will be sufficient to fund presently anticipated operations although there can be no assurance. This raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing to supplement expected cash flow. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to do so until its operations become profitable.

The Company may attempt to raise capital in the near future through the sale of equity or debt financing; however, there can be assurances the Company will be successful in doing so. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

Management’s Representation of Interim Consolidated financial statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these consolidated financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of March 31, 2022, and December 31, 2021, the on-hand cash balances were $36,307 and $9,499, respectively.

Inventory

Inventory, is stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (“FIFO”) method. As of March 31, 2022, and December 31, 2021, inventory amounted to $48,891 and $-0-, respectively

Goodwill and Intangible Assets

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisition is attributable to the value of the potential expanded market opportunity with new customers. Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. The Company’s amortizable intangible assets consist primarily of customer relationships, trademarks and product formulations. The useful life of these customer relationships is estimated to be three years.

Goodwill is not amortized but is subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company-specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures, and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess.

Revenue Recognition

The Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance provided in Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”) requires entities to use a five-step model to recognize revenue by allocating the consideration from contracts to performance obligations on a relative standalone selling price basis. Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer.

Foreign Currency Translation

The functional and reporting currency of MySpray is the Canadian dollar. Monetary assets denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

Assets and liabilities of the Company’s operations are translated into the reporting currency, United States dollars, at the exchange rate in effect at the balance sheet dates. Revenue and expenses are translated at average rates in effect during the reporting periods

Long-lived assets

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

Level 2 – Valuations for assets and liabilities that can be obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal markets for these securities are the secondary institutional markets, and valuations are based on observable market data in those markets.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. The Company uses Level 3 to value its derivative instruments.

Employee Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation-Stock Compensation (“ASC 718”). ASC 718 addresses all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans and stock incentive shares. Under ASC 718 awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest, and will result in a charge to operations.

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

Subsequent Event

The Company evaluated subsequent events through the date when consolidated financial statements are issued for disclosure consideration.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have an impact on the Company’s operations

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements. The Company has incurred significant operating losses since its inception. As of March 31, 2022, the Company had a working capital deficit of $754,972 and an accumulated deficit of $217,431.

The Company expects to generate operating cash flows that will be sufficient to fund presently anticipated operations although there can be no assurance. This raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing to supplement expected cash flow. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to do so until its operations become profitable.

The Company may attempt to raise capital in the near future through the sale of equity or debt financing; however, there can be assurances the Company will be successful in doing so. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

NOTE 4 – BUSINESS ACQUISITION

On February 10, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with MySpray Therapeutics Inc. (“MySpray”), a Saskatchewan, Canadian corporation, Nichol Martinuik (“Martinuik”) and Rachel Martinuik (“R. Martinuik”), the sole officers, directors, and shareholders of MySpray, Qatar Consulting Inc. & Company (“Qatar”), Broadway Creative Consultants Corp. (“Broadway”), and David Lazar (“Lazar”), as the sole officer and director of the Company and the managing member of Activist Investing LLC (“Activist”). Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of MySpray was exchanged for (i) 51,110,500 shares of common stock of the Company at the Closing, and (ii) an additional 569,889,500 shares of common stock of ADOB, to be issued upon the increase in authorized shares of common stock of ADOB to 700,000,000, each of which is to be issued to Martinuik, R. Martinuik, Qatar, Broadway, and Activist, pro-rata, in accordance with the Share Exchange Agreement. The former stockholders of MySpray will acquire a majority of the issued and outstanding common stock as a result of the share exchange transaction. The transaction has been accounted for as a recapitalization of the Company, whereby MySpray is the accounting acquirer.

For the acquisition of MySpray the following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired and liabilities assumed:

Consideration paid

Common stock, 621,000,000 shares of the Company restricted common stock valued at $0.001 per share$	$621,000
Net liabilities assumed	62,777
Fair value of total consideration paid	$683,777

Net assets acquired and liabilities assumed

Cash and cash equivalents	$30,542
Accounts receivable	595
Inventory	53,431
Other assets	1,409
Total assets	$85,977

Accounts payable and accrued liabilities	117,214
Government of Canada loan	31,540
Total liabilities	148,754

Net liabilities assumed	$62,777

The Company has allocated the fair value of the total consideration paid of $547,022 to goodwill and $136,755 to intangible assets with a life of three years. The value of goodwill represents MySpray’s ability to generate profitable operations going forward. Management estimated the provisional fair values of the intangible assets and goodwill at December 31, 2021. The Company’s accounting for the acquisition of MySpray is incomplete. Management is performing a valuation study to calculate the fair value of the acquired intangible assets, which it plans to complete within the one-year measurement period.

NOTE 5 – INTANGIBLE ASSETS

As of March 31, 2022, the balance of intangible assets was $131,091. During the year the three-month period ended March 31, 2022, the Company recorded $7,610 in amortization expense. As discussed in Note 4, the intangible assets have been valued based on provisional estimates of fair value and are subject to change as the Company completes its valuation assessment by the completion of the one-year measurement period. Amortization for the following fiscal years is estimated to be: 2022 - $36,414; 2023 - $43,697; and 2024 - $43,697, 2025 -$14,983.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company has been funded by its executive officers, and officers of its subsidiary. As of March 31, 2022, the balance due to executive officers and a former officer amounted to $232,485 in the form of interest-free demand loans compared to $142,752 during the period ended December 31, 2021. The three months ended March 31, 2022, the Company’s officers advanced $43,131 to the Company.

Additionally, an officer of MySpray owns the laboratory building that the Company occupies. He rents this facility to MySpray based on a verbal, month-to-month agreement. MySpray pays approximately $26,000 annually in rent. The Company believes that this rent expense is reasonable and comparable to the rent that would be charged to a third party.

NOTE 7 – COMMON STOCK

The Company is authorized to issue 75,000,000 shares of $.001 par value common stock. As of March 31, 2022, and December 31, 2021, a total of 23,889,500 shares of common stock were issued and outstanding, respectively.

All the above securities issued were offered and issued in reliance upon the exemption from registration pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Regulation S promulgated thereunder.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with the Statement of Financial Accounting Standards (“SFAS”) 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the consolidated financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2022.

Overview

Business Overview

Adorbs Inc. is a US holding company incorporated in Nevada in October 2017, which operates through the Company’s wholly owned subsidiary MySpray Therapeutics Inc. (“MySpray”), a Saskatchewan, Canada corporation incorporated on October 2, 2012.

MySpray creates innovative and clinically developed products for the global natural health community in the areas of immune function, mental health, and pain management.

MySpray Therapeutics® Inc. is currently the license holder of 9 Natural Product Numbers (NPN) through the Natural and Non-prescription Health Products Directorate division of Health Canada.

We are preparing to expand formulas to support clinical trials along with the licensing for research and development in the fields of mental health and the impact of treatment protocols with phytonutrients, medicinal mushrooms, and psychedelic compounds under our current “MyShrooms” brand.

We are attempting end-to-end capabilities from substrate for growth, genetics, research, extraction, formulations, delivery, and distribution of the finished product. This could allow MySpray to maintain high-quality control and enable us to:

●	Create formulations for clinical trials.

●	Supply raw materials, standardized extracts, and medicinal compounds that are in high demand for ongoing academic research globally.

●	Provide finished products direct to consumer.

●	Offer white label manufacturing.

Through this process, we are attempting to achieve a net zero global environmental footprint, implementing growth solutions using naturally composted substrates and by-products of manufacturing current products. MySpray is a current member of the Canadian Health Food Association (CHFA) and presently offers 5 products in the natural health marketplace, and proudly manufactures in Canada with cGMP credentials, sourced from USDA-certified organic North American producers.

MySpray is clinically developing innovative and evidence-based therapeutics that can help us generate revenue through the sales of its five products to distributors, direct wholesale to pharmacies, clinics, health stores, ecommerce and traditional retailers, along with our retail online store.

Background of the Company

MySpray Therapeutics was founded in 2012 by natural health practitioner and researcher, Nichol Martinuik, with a mission of creating the most innovative and life-changing products.

The first mission was to find a solution to the low absorption rates of nutrients from pills, leading to the development of Vitamin D3 and B12 oral sprays. Sublingual and buccal absorption provides a much higher absorption by the body, eliminating the gastric breakdown through digestion. With the use of a convenient spray, it ensures that your body is receiving the maximum benefits.

MyPain LiniMint was the next product to be approved by Health Canada, after many years of clinical research and development with dimethyl sulfoxide (“DMSO”) as a topical analgesic for pain management. DMSO provides tissue penetration directly to the site of pain and inflammation, with capabilities beyond any other topically applied product. Many trials were conducted with this formula to create a balanced product that minimized the odors associated with DMSO.

MyShrooms Immunity was then developed as an immune modulator and formulated with a synergistic blend of 8 medicinal mushrooms. Fungi have been revered medically for thousands of years in their abilities to increase the immune system’s recognition and defence from daily threats. MyShrooms Defence is the evolution of the original Vitamin D3 spray, and a combination of Chaga and D3. Chaga is a potent substance containing over 200 nutrients, including vitamin D and the cofactors necessary for absorption, creating a superior formula for disease prevention.

MySpray is committed to ongoing research, and the development of innovative solutions and premium health products. Nichol is a member of the Natural Health Practitioners of Canada, and the Saskatchewan Association of Doctors of Natural Medicine. MySpray Therapeutics is proudly manufactured in Canada and a proud member of the Canadian Health Food Association.

Products

MySpray offers products in a variety of delivery systems including topical, capsules, and through a highly absorbed convenient oral spray delivery system.

MyShrooms Immune-Pro

MyShrooms Immune-Pro is a clinical strength herbal medicine to activate, balance, and support a healthy immune system. It is formulated with a powerful and unique trifecta of medicinal mushrooms, ginseng, and propolis. With potent antioxidants and powerful adaptogens it increases energy and the body’s response to stress, along with related mental and physical fatigue.

MyShrooms Defence

MyShrooms Defence is a combination of chaga, often proclaimed “king of medicinal mushrooms,” and Vitamin D. Chaga is a rich source of potent antioxidants and powerful phytochemicals, such as sterols, phenols, beta-glucans, and melanin. Vitamin D, widely known as the sunshine vitamin, is an essential hormone for disease prevention, and the regulation of minerals. Combined they strengthen the body’s natural defence system, and protect against pathogens, illness and disease.

MyShrooms Immunity

MyShrooms Immunity offers the synergistic effect of 8 medicinal mushrooms, each containing complex, unique and specific compounds providing significant health benefits throughout the whole body. As an immune modulator, it helps to activate, balance and restore a healthy immune response with a comprehensive combination of the most potent medicinal mushrooms including: Reishi, Chaga, Cordyceps, Turkey Tail, Lion’s Mane, Agaricus Blazei, Shiitake, and Maitake.

MyShrooms Energy

MyShrooms Energy is a combination of Cordyceps and Vitamin B12. Cordyceps mushroom has been used for centuries for its energizing and apoptogenic properties, as well as to support oxygen uptake, stamina, endurance, libido, and kidney and adrenal health. With naturally occurring B-vitamins, it is a perfect blend to include Vitamin B12 with its essential and diverse functions in the body. B12 is involved in the maintenance of the nervous system, red blood cell production, energy metabolism and the proper functioning of our brain, heart, liver, and kidneys. Combined they contribute to optimal health, well-being, performance, mood, vitality and energy.

MyPain LiniMint

MyPain LiniMint contains 80% DMSO and delivers the deepest tissue penetration available. It is 100% natural and provides unmatched pain relief from muscle strains, joint sprains, backaches & arthritis. The powerful analgesic properties easily penetrate through the skin into all tissues, reducing pain and inflammation at the source to promote the body’s natural healing process, a remarkable advantage over other topically applied products.

With approximately 11,000 studies on DMSO, research demonstrates its analgesic properties by blocking the peripheral C nerve fibers and acts as an antioxidant neutralizing the free radicals of inflammation.

MySpray generates revenue through the sales of its five products to distributors, direct wholesale to pharmacies, clinics, health stores, ecommerce and traditional retailers, along with our retail online store.

Results of Operations for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenue

For the three months ended March 31, 2022, we recorded $64,731 in revenue from the sale of our product compared to $-0- for the three months ended March 31, 2021, since we were a shell corporation at that time. We are in the process of developing our strategic business plan going forward and, therefore, revenues may vary from period to period.

Cost of sales

Cost of sales was $15,305 for the three months ended March 31, 2022, compared to cost of sales of $-0- for the three months ended March 31, 2021

Operating expenses

Operating expenses for the three months ended March 31, 2022 were $83,546, compared to $14,258 for the three months ended March 31, 2021. The significant increase in operating expenses in the three months ended March 31, 2022, compared to the same period in 2021 is due to the acquisition of MySpray during the 2022 period compared to no activity in 2021.

As a result of the foregoing, we had a loss of $34,120 for the three months ended March 31, 2022 compared to a loss of $14,252 during the same three-month period ended March 31, 2021.

Liquidity and Capital Resources

We had $36,307 in cash on hand as of March 31, 2022.

Net cash used in operating activities was $36,304 for the three months ended March 31, 2022, compared to $14,038 for the three months ended March 31, 2021. The increase in cash used in operating activities during the three months ended March 31, 2022 was primarily due to increased losses in the 2022 period over 2021 levels.

Net cash provided by financing activities was $43,131 for the three months ended March 31, 2022, compared to $13,260 for the three months ended March 31, 2021. The increase during the 2022 period was due to an increase in related party loans of $29,871 compared to 2021.

We believe will become cash flow positive from operations in the future, however, there can be no assurance that we will be successful. Also, there can be no assurance that related parties will continue to fund our operations or that we can obtain funding from the sale of our securities or through the issuance of debt.

Financial Impact of COVID-19

The COVID-19 pandemic has affected how we are operating our business, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain. The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal, state and foreign governments have implemented measures to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, and closure of non-essential businesses. To protect the health and well-being of our employees, partners, and third-party service providers, we have implemented work-from-home requirements, made substantial modifications to employee travel policies, and cancelled or shifted marketing and other corporate events to virtual-only formats for the foreseeable future. While we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, such precautionary measures could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles, or create operational or other challenges, any of which could harm our business and results of operations. In addition, the COVID-19 pandemic has disrupted the operations of our current enterprise customers, as well as many potential enterprise customers, and may continue to disrupt their operations, for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, uncertainty in the financial markets, or other harm to their businesses and financial results, resulting in delayed purchasing decisions, extended payment terms, and postponed or cancelled projects, all of which could negatively impact our business and results of operations, including our revenue and cash flows.

Beginning in March 2020, the U.S., Canadian and global economies have reacted negatively in response to worldwide concerns due to the economic impacts of the COVID-19 pandemic. These factors also may adversely impact enterprise and government spending on technology as well as such customers’ ability to pay for our products and services on an ongoing basis. For example, some businesses in industries particularly impacted by the COVID-19 pandemic, such as travel, hospitality, retail, and oil and gas, have significantly cut or eliminated capital expenditures. A prolonged economic downturn could adversely affect technology spending, demand for our offerings, which could have a negative impact on our financial condition, results of operations and cash flows. Any resulting instability in the financial markets could also adversely affect the value of our common stock, our ability to refinance our indebtedness, and our access to capital.

The ultimate duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately forecasted at this time, such as the severity and transmission rate of the disease, the actions of governments, businesses and individuals in response to the pandemic, the extent and effectiveness of containment actions, the impact on economic activity and the impact of these and other factors on our employees, partners, and third-party service providers. These uncertainties may increase variability in our future results of operations and adversely impact our ability to accurately forecast changes in our business performance and financial condition in future periods. If we are not able to respond to and manage the impact of such events effectively or if global economic conditions do not improve, or deteriorate further, our business, financial condition, results of operations, and cash flows could be adversely affected.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

See Note 2 to the Financial Statements for a Listing of our Critical Accounting Policies

New Accounting Pronouncements

There no new accounting pronouncement that have a material impact on our financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

We are a smaller reporting company and are not required to provide this information.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of March 31, 2022

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the year March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include this disclosure in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

3.1	Articles of Incorporation of the Company Inc., as amended on March 16, 2018 (incorporated by reference to our Registration Statement on Form S-1 filed on January 19, 2018)

3.2	Bylaws of the Company Inc. (incorporated by reference to our Registration Statement on Form S-1 filed on January 19, 2018)

10.1	Share Exchange Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2022

22	Demand Promissory Note Payable to Activist Investing LLC (incorporated by reference to our Registration Statement on 10-12G/A filed on December 22, 2020)

23	Demand Promissory Note Payable to Rebecca Lazar (incorporated by reference to our Registration Statement on 10-12G/A filed on December 22, 2020)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADORBS INC.

Dated: May 10, 2022	By:	/s/ David Lazar
David Lazar
Chief Executive Officer and
Chief Financial Officer
Principal Executive Officer,
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.