Form 10-Q
period 2022-06-30
Adorbs Inc.
filed 2022-08-01
CIK 1726822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☐ Yes   ☒ No

The number of shares outstanding of the registrant’s common stock as of August 1, 2022 was 75,000,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

ADORBS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

i

PART I FINANCIAL INFORMATION

Item 1. Consolidated financial statements.

ADORBS INC.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$82,529	$9,499
Accounts receivable	1,457	-
Inventory	40,642	-
Prepaid and other assets	1,239	-
Total current assets	125,867	9,499
Goodwill	538,350	-
Intangible assets	115,895	-
Total assets	$780,112	$9,499

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued payable and accrued liabilities	$36,284	$428
Common stock payable	776,806	-
Due to related parties	229,748	142,752
Total current liabilities	1,042,838	143,180
Government loans	31,040	-
Total liabilities	1,073,878	143,180

Stockholders’ Deficit
Common stock, Par Value $0.001, 700,000,000 shares authorized, 75,000,000 and 23,889,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	75,000	23,890
Additional paid in capital	25,740	25,740
Accumulated deficit	(377,835)	(183,311)
Accumulated other comprehensive loss	(16,671)	-
Total stockholders’ deficit	(293,766)	(133,681)
Total liabilities and stockholders’ deficit	$780,112	$9,499

The accompanying notes are an integral part of these financial statements

ADORBS INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue, net
Revenue, net	$69,811	$-	134,542
Cost of sales	23,831	-	39,137	-
Gross margin	45,980	-	95,405	-

Operating expenses
General and administrative expenses	53,338	19,085	101,246	33,343
Professional fees	140,865	-	168,892	-
Amortization of intangible assets	11,338	-	18,948	-
Total operating expenses	205,541	19,085	289,086	33,343
Loss from operations	(159,561)	(19,085)	(193,681)	(33,343)

Other income (expenses)
Interest income (expense)	(843)	6	(843)	12
Total other income (expenses), net	(843)	6	(843)	12
Loss from operations before income taxes	(160,404)	(19,079)	(194,524)	(33,331)
Income tax expense	-	-	-	-
Net Loss	$(160,404)	$(19,079)	(194,524)	$(33,331)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	75,000,000	23,889,500	63,422,483	23,889,500

Comprehensive loss:
Net loss	$(160,404)	$(19,079)	$(194,524)	$(33,331)
Foreign currency translation adjustment	(16,671)	-	(16,671)	-
Comprehensive loss	$(177,075)	$(19,079)	$(211,195)	$(33,331)

The accompanying notes are an integral part of these financial statements

ADORBS INC.

Consolidated Statements of Changes in Shareholders’ Deficit

(Unaudited)

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Value	Capital	Income (loss)	Deficit	Deficit
Balance, December 31, 2020	23,889,500	$23,890	$25,740	$-	$(137,513)	$(87,883)

Net loss		-	-	-	(14,252)	(14,252)

Balance, March 31, 2021	23,889,500	$23,890	$25,740	$-	$(151,765)	$(102,135)

Net loss		-	-	-	(19,079)	(19,079)

Balance, June 30, 2021	23,889,500	$23,890	$25,740	$-	$(170,844)	$(121,214)

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Value	Capital	Income (loss)	Deficit	Deficit
Balance, December 31, 2021	23,889,500	$23,890	$25,740	$-	$(183,311)	$(133,681)

Shares issued with acquisition of MySpray	51,110,500	51,110	-	-		51,110

Net loss			-	-	(34,120)	(34,120)

Balance, March 31, 2022	75,000,000	$75,000	$25,740	$-	$(217,431)	$(116,691)

Change in exchange rates				(16,671)		$(16,671)

Net loss		-	-		(160,404)	(160,404)

Balance, June 30, 2022	75,000,000	$75,000	$25,740	(16,671)	$(377,835)	$(293,766)

The accompanying notes are an integral part of these financial statements

ADORBS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(194,524)	$(33,331)
Amortization of intangible assets	18,948
Adjustments to reconcile net income to net cash provided by operating activities:	-
Changes in operating assets and liabilities:
Accounts receivable	(871)	-
Prepaid expenses		-
Inventory	(11,942)	-
Accrued payable and accrued liabilities	(4,440)	6
Net cash used in operating activities	(192,829)	(33,325)

Cash Flows from Investing Activities
Acquisition of a business net of cash acquired	19,981	-
Net cash provided by investing activities	19,981	-

Cash Flows From Financing Activities
Common stock payable	206,917
Proceeds from related party loans	24,916	31,506
Net cash provided by financing activities	231,833	31,506

Effect of exchange rate rates on cash and cash equivalents	14,045
Net (decrease) increase in cash and cash equivalents	73,030	(1,819)
Cash and cash equivalents, beginning of year	9,499	13,593
Cash and cash equivalents, end of year	$82,529	$11,774

Supplemental disclosure of cash flow information
Cash paid for income tax expense	$-	$-
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements

ADORBS INC.

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2022 AND 2021

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

On May 5, 2022, the Company filed a Certificate of Amendment with the state of Nevada increasing its authorized shares from 75,000,000 to 700,000,000 shares of $0.001 par value common stock. None of the additional 569,889,500 shares issuable under the terms of the Share Agreement, have been issued.

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

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of June 30, 2022, and December 31, 2021, the on-hand cash balances were $82,529 and $9,499, respectively.

Inventory

Inventory, is stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (“FIFO”) method. As of June 30, 2022, and December 31, 2021, inventory amounted to $40,642 and $-0-, respectively

Goodwill and Intangible Assets

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

Assets and liabilities of the Company’s operations are translated into the reporting currency, United States dollars, at the exchange rate in effect at the balance sheet dates. Revenue and expenses are translated at average rates in effect during the reporting periods

Assets and liabilities of the Company’s operations are translated into the reporting currency, United States dollars, at the exchange rate in effect at the balance sheet dates. Revenue and expenses are translated at average rates in effect during the reporting periods. Equity transactions are recorded at the historical rate when the transaction occurred. The resulting translation adjustment is reflected as accumulated other comprehensive income, a separate component of stockholders’ equity in the statement of stockholders’ equity.

Differences may arise in the amount of bad debt expense, depreciation expense and amortization expense reported in the Company’s operating results as compared to the corresponding change in the allowance for doubtful accounts, accumulated depreciation, and accumulated amortization, respectively, due to foreign currency translation. These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company’s stockholders’ equity.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have an impact on the Company’s operations

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements. The Company has incurred significant operating losses since its inception. As of June 30, 2022, the Company had a working capital deficit of $916,971 and an accumulated deficit of $377,835.

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

NOTE 4 – BUSINESS ACQUISITION

On February 10, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with MySpray Therapeutics Inc. (“MySpray”), a Saskatchewan, Canadian corporation, Nichol Martinuik (“Martinuik”) and Rachel Martinuik (“R. Martinuik”), the sole officers, directors, and shareholders of MySpray, Qatar Consulting Inc. & Company (“Qatar”), Broadway Creative Consultants Corp. (“Broadway”), and David Lazar (“Lazar”), as the sole officer and director of the Company and the managing member of Activist Investing LLC (“Activist”). Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of MySpray was exchanged for (i) 51,110,500 shares of common stock of the Company at the Closing, and (ii) an additional 569,889,500 shares of common stock of ADOB, to be issued upon the increase in authorized shares of common stock of ADOB to 700,000,000, each of which is to be issued to Martinuik, R. Martinuik, Qatar, Broadway, and Activist, pro-rata, in accordance with the Share Exchange Agreement. As of the date of this Report, none of the 569,889,500 shares had been issued. The former stockholders of MySpray will acquire a majority of the issued and outstanding common stock as a result of the share exchange transaction. The transaction has been accounted for as a recapitalization of the Company, whereby MySpray is the accounting acquirer.

For the acquisition of MySpray the following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired and liabilities assumed:

Consideration paid

Common stock, 621,000,000 shares of the Company restricted common stock valued at $0.001 per share	$621,000
Net liabilities assumed	62,777
Fair value of total consideration paid	$683,777

Net assets acquired and liabilities assumed

Cash and cash equivalents	$30,542
Accounts receivable	595
Inventory	53,431
Other assets	1,409
Total assets	$85,977

Accounts payable and accrued liabilities	117,214
Government of Canada loan	31,540
Total liabilities	148,754

Net liabilities assumed	$62,777

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

NOTE 5 – INTANGIBLE ASSETS

As of June 30, 2022, the balance of intangible assets was $115,895. During the six-month period ended June 30, 2022, the Company recorded $18,948 in amortization expense. As discussed in Note 4, the intangible assets have been valued based on provisional estimates of fair value and are subject to change as the Company completes its valuation assessment by the completion of the one-year measurement period. Amortization for the following fiscal years is estimated to be: 2022 - $36,414; 2023 - $43,697; and 2024 - $43,697, 2025 -$14,983.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company has been funded by its executive officers, and officers of its subsidiary. As of June 30, 2022, the balance due to executive officers and a former officer amounted to $299,748 in the form of interest-free demand loans compared to $142,752 during the period ended December 31, 2021. During the six months ended June 30, 2022, the Company’s officers have advanced $24,916 to the Company.

Additionally, an officer of MySpray owns the laboratory building that the Company occupies. He rents this facility to MySpray based on a verbal, month-to-month agreement. MySpray pays approximately $26,000 annually in rent. The Company believes that this rent expense is reasonable and comparable to the rent that would be charged to a third party.

NOTE 7 – COMMON STOCK AND COMMON STOCK PAYABLE

On May 5, 2022, the Company filed a Certificate of Amendment with the state of Nevada increasing its authorized shares from 75,000,000 to 700,000,000 shares of $0.001 par value common stock. As of June 30, 2022, and December 31, 2021, a total of 75,000,000 and 23,889,500 shares of common stock were issued and outstanding, respectively.

As of the date of this report, the Company had numerous shares issuable as part of the February 10, 2022 Share Exchange and for private placements accepted from investors during the three months ended June 30, 2022. Since the Company has delayed issuing these shares the associated value of the shares has been recorded as a liability on the Company’s, Balance sheet. As of June 30, 2022 and December 31, 2021 the balance of Common Stock Payable was $776,806 and $-0-, respectively.

The amount of $776,806 is comprised of the following elements:

●	569,889,500 shares are issuable pursuant to the terms of the share Exchange Agreement. These shares were valued at a par value of $0.001, or $569,899

●	During the three months ended June 30, 2022 the Company raised $369,978 from sale of 21,000,000 shares to seven investors. The average sale price of these shares was $0.017618 per share

●	Additionally, the Company repurchased 24,000,000 shares for $103,333, or an average price of $0.00431

None of the above mentioned shares have been issued or retired as of June 30, 2022

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

Results of Operations for the Three Months and Six Months Ended June 30, 2022 Compared to the Three and Six Months Ended June 30, 2021

Revenue

For the six months ended June 30, 2022, we recorded $134,542 in revenue from the sale of our product compared to $-0- for the six months ended June 30, 2021, since we were a shell corporation at that time. We are in the process of developing our strategic business plan going forward and, therefore, revenues may vary from period to period.

Cost of sales

Cost of sales was $39,137 for the six months ended June 30, 2022, compared to cost of sales of $-0- for the six months ended June 30, 2021

Operating expenses

Operating expenses for the six months ended June 30, 2022 were $289,085 compared to $33,343 for the six months ended June 30, 2021. The significant increase in operating expenses in the six months ended June 30, 2022, compared to the same period in 2021 is due to the acquisition of MySpray during the 2022 period compared to no activity in 2022. The $289,085 in operating expenses is comprised of $101,246 in general and administrative expense, $168,892, in legal, accounting and consulting fees, and $18,948 from the amortization of intangible assets

As a result of the foregoing, we had a loss of $194,524 for the six months ended June 30, 2022 compared to a loss of $33,331 during the same six-month period ended June 30, 2021.

Liquidity and Capital Resources

We had $82,529 in cash on hand as of June 30, 2022.

Net cash used in operating activities was $192,829 for the six months ended June 30, 2022, compared to $33,331 for the six months ended June 30, 2021. The increase in cash used in operating activities during the six months ended June 30, 2022 was primarily due to increased losses in the 2022 period over 2021 levels.

Net cash provided by financing activities was $231,832 for the six months ended June 30, 2022, compared to $31,506 for the six months ended June 30, 2021. The increase during the 2022 period is primarily attributable to the private placement of shares, net of shares repurchased amounting to $206,917 compared to $-0- in the prior period

We believe will become cash flow positive from operations in the future, however, there can be no assurance that we will be successful. Also, there can be no assurance that related parties will continue to fund our operations or that we can obtain funding from the sale of our securities or through the issuance of debt.

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

See Note 2 to the Financial Statements for a Listing of our Critical Accounting Policies

New Accounting Pronouncements

There are no new accounting pronouncement that have a material impact on our financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

We are a smaller reporting company and are not required to provide this information.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of June 30, 2022

Management’s Report on Internal Control over Financial Reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the year June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ADORBS INC.

Dated: August 1, 2022	By:	/s/ David Lazar
David Lazar
Chief Executive Officer and
Chief Financial Officer
Principal Executive Officer,
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.