Form 10-Q
period 2022-09-30
Adorbs Inc.
filed 2022-10-21
CIK 1726822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of October 21, 2022 was 75,000,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

ADORBS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

i

PART I FINANCIAL INFORMATION

Item 1. Consolidated financial statements.

ADORBS INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$61,250	$9,499
Accounts receivable	3,606	-
Inventory	49,172	-
Prepaid and other assets	1,165	-
Total current assets	115,193	9,499
Goodwill	506,160	-
Intangible assets	98,420	-
Total assets	$719,773	$9,499

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued payable and accrued liabilities	$44,177	$428
Common stock payable	841,558	-
Due to related parties	226,231	142,752
Total current liabilities	1,111,967	143,180
Government loans	29,184	-
Total liabilities	1,141,151	143,180

Stockholders’ Deficit
Common stock, Par Value $0.001, 700,000,000 shares authorized, 75,000,000 and 23,889,500 shares issued and outstanding of shares as of September 30, 2022, and December 31, 2021, respectively	75,000	23,890
Additional paid in capital	25,740	25,740
Accumulated deficit	(485,017)	(183,311)
Accumulated other comprehensive loss	(37,101)	-
Total stockholders’ deficit	(421,377)	(133,681)
Total liabilities and stockholders’ deficit	$719,773	$9,499

The accompanying notes are an integral part of these financial statements

ADORBS INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue, net
Revenue, net	$81,847	$81	$216,389	$81
Cost of sales	5,333	-	44,471	-
Gross margin	76,514	81	171,918	81

Operating expenses
General and administrative expenses	77,424	1,969	178,669	17,352
Professional fees	94,716	4,700	263,607	22,660
Amortization of intangible assets	11,107	-	30,055	-
Total operating expenses	183,247	6,669	472,331	40,012
Loss from Operations	(106,732)	(6,588)	(300,414)	(39,931)

Other income (expenses)
Interest income (expense)	(449)	5	(1,292)	17
Total other income (expenses), net	(449)	5	(1,292)	17
Loss from operations before income taxes	(107,182)	(6,583)	(301,706)	(39,914)
Income tax expense	-	-	-	-
Net Loss	$(107,182)	$(6,583)	(301,706)	$(39,914)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	75,000,000	23,889,500	67,324,064	23,889,500

Comprehensive loss:
Net loss	$(107,182)	$(6,583)	$(301,706)	$(39,914)
Foreign currency translation adjustment	(20,430)	-	(37,101)	-
Comprehensive loss	$(127,612)	$(6,583)	$(338,807)	$(39,914)

The accompanying notes are an integral part of these financial statements

ADORBS INC.

Consolidated Statements of Changes in Shareholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Value	Capital	Income	Deficit	Deficit
Balance, December 31, 2020	23,889,500	$23,890	$25,740	$-	$(137,513)	$(87,883)

Net loss		-	-	-	(14,252)	(14,252)

Balance, March 31, 2021	23,889,500	$23,890	$25,740	$-	$(151,765)	$(102,135)

Net loss		-	-	-	(19,079)	(19,079)

Balance, June 30, 2021	23,889,500	$23,890	$25,740	$-	$(170,844)	$(121,214)

Net loss		-	-	-	(6,583)	(6,583)

Balance, September 30, 2021	23,889,500	$23,890	$25,740	$-	$(177,427)	$(127,797)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Value	Capital	Income	Deficit	Deficit
Balance, December 31, 2021	23,889,500	$23,890	$25,740	$-	$(183,311)	$(133,681)

Shares issued with acquisition of MySpray	51,110,500	51,110	-	-		51,110

Net loss					(34,120)	(34,120)

Balance, March 31, 2022	75,000,000	$75,000	$25,740	$-	$(217,431)	$(116,691)

Change in exchange rates				(16,671)		(16,671)

Net loss		-	-		(160,404)	(160,404)

Balance, June 30, 2022	75,000,000	$75,000	$25,740	$(16,671)	$(377,835)	$(293,766)

Change in exchange rates				(20,430)		(20,430)

Net loss		-	-		(107,182)	(107,182)

Balance, September 30, 2022	75,000,000	$75,000	$25,740	$(37,101)	$(485,017)	$(421,377)

The accompanying notes are an integral part of these financial statements

ADORBS INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(301,706)	$(39,914)
Amortization of intangible assets	30,055
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(3,056)	-
Inventory	268	-
Common stock payable	77,125	-
Accrued payable and accrued liabilities	6,999	(83)
Net cash used in operating activities	(190,315)	(39,997)

Cash Flows From Investing Activities
Acquisition of a business net of cash acquired	19,981	-
Net cash provided by investing activities	19,981	-

Cash Flows From Financing Activities
Common stock payable	194,544	-
Proceeds from related party loans, net of repayments	12,198	37,004
Net cash provided by financing activities	206,742	37,004

Effect of exchange rates on cash and cash equivalents	15,343	-
Net (decrease) increase in cash and cash equivalents	51,751	(2,993)
Cash and cash equivalents, beginning of year	9,499	13,593
Cash and cash equivalents, end of year	$61,250	$10,600

Supplemental disclosure of cash flow information
Cash paid for income tax expense	$-	$-
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements

ADORBS INC.

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2022 AND 2021

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

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of September 30, 2022, and December 31, 2021, the on-hand cash balances were $61,250 and $9,499, respectively.

Inventory

Inventory, is stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (“FIFO”) method. As of September 30, 2022, and December 31, 2021, inventory amounted to $49,172 and $-0-, respectively

Goodwill and Intangible Assets

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have an impact on the Company’s operations

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements. The Company has incurred significant operating losses since its inception. As of September 30, 2022, the Company had a working capital deficit of $996,774 and an accumulated deficit of $485,017.

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

The Company has allocated the fair value of the total consideration paid of $547,022 to goodwill and $136,755 to intangible assets with a life of three years. The value of goodwill represents MySpray’s ability to generate profitable operations going forward. Management estimated the provisional fair values of the intangible assets and goodwill at February 10, 2022.

NOTE 5 – INTANGIBLE ASSETS

As of September 30, 2022, the balance of intangible assets was $98,420. During the nine-month period ended September 30, 2022, the Company recorded $30,055 in amortization expense. As discussed in Note 4, the intangible assets have been valued based on provisional estimates of fair value and are subject to change as the Company completes its valuation assessment by the completion of the one-year measurement period. Amortization for the following fiscal years is estimated to be: 2022 - $36,414; 2023 - $43,697; and 2024 - $43,697, 2025 -$14,983.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company has been funded by its executive officers, and officers of its subsidiary. As of September 30, 2022, the balance due to executive officers and a former officer amounted to $226,231 in the form of interest-free demand loans compared to $142,752 during the period ended December 31, 2021. During the nine months ended September 30, 2022, the Company’s officers have advanced $12,198, net of repayments to the Company.

Additionally, an officer of MySpray owns the laboratory building that the Company occupies. He rents this facility to MySpray based on a verbal, month-to-month agreement. MySpray pays approximately $26,000 annually in rent. The Company believes that this rent expense is reasonable and comparable to the rent that would be charged to a third party.

NOTE 7 – COMMON STOCK AND COMMON STOCK PAYABLE

On May 5, 2022, the Company filed a Certificate of Amendment with the state of Nevada increasing its authorized shares from 75,000,000 to 700,000,000 shares of $0.001 par value common stock. As of September 30, 2022, and December 31, 2021, a total of 75,000,000 and 23,889,500 shares of common stock were issued and outstanding, respectively.

As of the date of this report, the Company had numerous shares issuable as part of the February 10, 2022 Share Exchange and for private placements accepted from investors during the three months ended September 30, 2022. Since the Company has delayed issuing these shares the associated value of the shares has been recorded as a liability on the Company’s, Balance sheet. As of September 30, 2022 and December 31, 2021 the balance of Common Stock Payable was $841,558 and $-0-, respectively.

The amount of $841,558 is comprised of the following elements:

●	569,889,500 shares are issuable pursuant to the terms of the share Exchange Agreement. These shares were valued at a par value of $0.001, or $569,889

●	During the three months ended June 30, 2022 the Company raised $194,544, net, from sale of 21,000,000 shares to seven investors at average sale price of these shares was $0.017618 Cad per share, and the repurchase of 24,000,000 shares at an average price of $.00431 Cad.

●	6,000,000 shares are issuable to a consultant valued at $0.012854 per share valued at $77,125. The share price of $0.012854 is equivalent to the average purchase price of the Company’s recently completed private placements and repurchase of shares noted above.

None of the above-mentioned shares have been issued or retired as of September 30, 2022.

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

Results of Operations for the Three Months and Nine Months Ended September 30, 2022 Compared to the Three and Nine Months Ended September 30, 2021

Revenue

For the nine months ended September 30, 2022, we recorded $216,389 in revenue from the sale of our product compared to $81 for the nine months ended September 30, 2021, since we were a shell corporation at that time. We are in the process of developing our strategic business plan going forward and, therefore, revenues may vary from period to period.

Cost of sales

Cost of sales was $44,471 for the nine months ended September 30, 2022, compared to cost of sales of $-0- for the nine months ended September 30, 2021.

Operating expenses

Operating expenses for the nine months ended September 30, 2022 were $472,331 compared to $40,012 for the nine months ended September 30, 2021. The significant increase in operating expenses in the nine months ended September 30, 2022, compared to the same period in 2021 is due to the acquisition of MySpray during the 2022 period compared to no activity in 2022. The $472,331 in operating expenses in 2022 is comprised of $178,669 in general and administrative expense, $263,607 in legal, accounting and consulting fees, and $30,055 from the amortization of intangible assets

As a result of the foregoing, we had a loss of $301,706 for the nine months ended September 30, 2022 compared to a loss of $39,914 during the same nine-month period ended September 30, 2021.

Liquidity and Capital Resources

We had $61,250 in cash on hand as of September 30, 2022.

Net cash used in operating activities was $190,315 for the nine months ended September 30, 2022, compared to $39,997 for the nine months ended September 30, 2021. The increase in cash used in operating activities during the nine months ended September 30, 2022 was primarily due to increased losses in the 2022 period over 2021 levels.

Net cash provided by financing activities was $206,742 for the nine months ended September 30, 2022, compared to $37,004 for the nine months ended September 30, 2021. The increase during the 2022 period is primarily attributable to the private placement of shares, net of shares repurchased amounting to $194,544 compared to $-0- in the prior period

We believe will become cash flow positive from operations in the future, however, there can be no assurance that we will be successful. Also, there can be no assurance that related parties will continue to fund our operations or that we can obtain funding from the sale of our securities or through the issuance of debt.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of September 30, 2022

Management’s Report on Internal Control over Financial Reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the year September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ADORBS INC.

Dated: October 21, 2022	By:	/s/ David Lazar
David Lazar
Chief Executive Officer and
Chief Financial Officer
Principal Executive Officer,
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.