Form 10-K
period 2022-12-31
Soul Biotechnology Corp
filed 2023-03-13
CIK 1726822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-56213

SOUL BIOTECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	82-3155323
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

36 Fourth Ave. N, Saskatchewan, Canada S3N 2V7

(Address of principal executive offices)

(516) 544-2812

(Registrants telephone number, including area code)

Adorbs, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.001 par value per share	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2021. The section is not applicable because there is no quoted trading price on the company’s securities.

As of March 10, 2023 there were 644,889,500 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

i

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include, among others, those statements including the words “believes,” “anticipates,” “expects,” “intends,” “estimates,” “plans” and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.

Given these uncertainties, readers of this Annual Report on Form 10-K (“Annual Report”) and investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments. All references in this Annual Report to the “Company,” “Soul,” “we,” “us,” or “our,” are to Soul Biotechnology Corporation.

ii

PART I

ITEM 1. BUSINESS

Corporate History

Soul Biotechnology Corporation (“Soul”, or the “Company”) was incorporated under the laws of the State of Nevada on October 18, 2017 as Adorbs Inc. The Company changed its name to Soul Biotechnology Corporation on January 3, 2023.

Former management was comprised of two people, Rebecca Jill Lazar, Chief Executive Officer; and Michael Lazar, Chief Financial Officer. Due to the development stage of the Company, Ms. Lazar spent part of her time toward the everyday operations and forward movement of the corporation. Ms. Lazar’s responsibilities included acting as the Company’s creative designer as well as determining the overall design direction of the company and its marketing strategy. Ms. Lazar cultivated relationships with children’s clothing stores and manufacturers and spent the time necessary to oversee the product development, manufacturing, sales, and marketing campaigns, website design, and direct the primary operations of the business.

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

On June 22 2020, the Company appointed AJSH & Co. LLP, a PCOAB registered firm as its independent registered accounting firm who performed the Company’s audit for the period ended December 31, 2019 and has reviewed its financial statements for the three and nine-month period ended September 30, 2021.

On December 29, 2020, the Company’s Registration Statement on Form 10-12G was declared effective.

On February 10, 2022, Soul Inc. (“ADOB,” or the “Company”) entered into a share exchange agreement (the “Share Exchange Agreement”) with MySpray Therapeutics Inc. (“MySpray”), an Saskatchewan, Canadian corporation, Nichol Martinuik (“Martinuik”) and Rachel Martinuik (“R. Martinuik”), the sole officers, directors, and shareholders of MySpray, Qatar Consulting Inc. & Company (“Qatar”), Broadway Creative Consultants Corp. (“Broadway”), and David Lazar (“Lazar”), as the sole officer and director of ADOB and the managing member of Activist Investing LLC. Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of MySpray was exchanged for (i) 51,110,500 shares of common stock of the Company at the Closing, and (ii) an additional 593,779,000 shares of common stock of ADOB, issued upon the increase in authorized shares of common stock of ADOB to 700,000,000, each of which is to be issued to Martinuik, R. Martinuik, Qatar, Broadway, and Activist, pro-rata, in accordance with the Share Exchange Agreement. The former stockholders of MySpray acquired a majority of the issued and outstanding common stock as a result of the share exchange transaction. The transaction has been accounted for as a recapitalization of the Company, whereby MySpray is the accounting acquirer.

On April 26, 2022, Adorbs Inc. (the “Company”) terminated its engagement with AJSH & Co LLP (“AJSH”), the Registrant’s prior independent registered public accounting firm, and thereafter provided AJSH with its disclosures in the Current Report on Form 8-K disclosing the termination of the engagement of AJSH and requested in writing that AJSH furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. AJSH’s response is filed as an exhibit to this Current Report on Form 8-K.

The auditor reports by AJSH contained in the financial statements of the Company for the years ended December 31, 2021 and 2020, filed as part of the annual reports on Form 10-K for the years ended December 31, 2021 and 2020, did not contain an adverse opinion or disclaimer of opinion or were qualified or modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to the Company’s ability to continue as a going concern. There had been no disagreements with AJSH on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the fiscal years ended December 31, 2021 and 2020, nor in the subsequent periods through April 26, 2022.

On April 26, 2022, the Board of Directors of the Company engaged BF Borgers CPA PC (“Borgers”) as its independent accountant to provide auditing services for going forward for the Company. The Company has terminated the engagement of AJSH. The decision to hire Borgers was approved by the Company’s Board of Directors.

Business Overview

Soul Biotechnology Corporation (“ADOB” or the “Company”) is a US holding company incorporated in Nevada in October 2017, which operates through the Company’s wholly owned subsidiary MySpray Therapeutics Inc. (“MySpray”), a Saskatchewan, Canada corporation incorporated on October 2, 2012.

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

We are attempting end to end capabilities from substrate for growth, genetics, research, extraction, formulations, delivery, and distribution of the finished product. This could allow MySpray to maintain high quality control and enable us to:

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

Background of the Company

MySpray Therapeutics was founded in 2012 by natural health practitioner and researcher, Nichol Martinuik, with a mission of creating the most innovative and life changing products.

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

MyShrooms Energy

MyShrooms Energy is a combination of Cordyceps and Vitamin B12. Cordyceps mushroom has been used for centuries for its energizing and apoptogenic properties, as well as to support oxygen uptake, stamina, endurance, libido, kidney and adrenal health. With naturally occurring B-vitamins, it is a perfect blend to include Vitamin B12 with its essential and diverse functions in the body. B12 is involved in the maintenance of the nervous system, red blood cell production, energy metabolism and the proper functioning of our brain, heart, liver, and kidneys. Combined they contribute to optimal health, well-being, performance, mood, vitality and energy.

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

Strategic Market Analysis

MySpray’s marketing campaign will target consumers via 5 avenues:

(1) Direct selling to consumers via MySpray.ca	~88% gross margin

(2) Selling to wholesalers that in turn sell to retailers	~70% gross margin

(3) Selling directly to retailers	~79% gross margin

(4) Private labeling products for foreign markets	~ 65% gross margin

(5) Market App via existing networks of Clinics,

Treatment Centers and alike.	Unknown

One of the next focuses for the Company will be exploring overseas partners due to lowered risk factors during this critical growth stage. Some of these risk reducers include but are not limited to: the payment terms (payment in full the moment it is delivered), bulk orders ($1mm+ opening orders), and guaranteed payments (via EDC). With significant inroads already completed, traction is starting to come in from large trade shows visited in China over the last several years.

In addition to the foreign markets, the more obvious focus is going to be on direct selling via online. Direct selling needs to be played cautiously and the prices need to be firmly set so that retailers are not undercut and feeling slighted by our direct selling campaigns. Immediate next steps in this area will be focusing on a social media and Google AdWord marketing campaigns. Additionally, focusing on influencers and other key market drivers that can be strategically aligned with the brand.

Lastly, MySpray wants to keep up current relationships with wholesalers/retailers and have the company better financed to be able to keep up with their consistently growing demand for the products.

Marketing Objectives

The objectives of our marketing strategy will emphasize focus on our 3 previously defined markets. In order to achieve its goal, MySpray intends to adopt the following strategies:

1.	Offer a limited number of SKU’s. MySpray doesn’t want to be everything, instead really good at a few things.

2.	Keep the market strategy simple and push for more overseas partners – understand their markets – allow them to market their products within their local markets with some autonomy.

3.	Within North America and parts of Europe, keep the brand very consistent, simple, clean and to the point.

MySpray’s strategy is to grow the business by nurturing clients, differentiating from our competitors, particularly through solid business ethics. Alliances, collaboration and training will be conducted on a regular basis to ensure that the products are fully understood and communicated to meet customer expectation. The 4 main focuses for getting the name out and having the story properly told will be via:

●	Advertising online

●	Social media influencers and market movers

●	Consistent virtual training with our founder and the key reps in the field

●	Trade shows and events

Pricing

COGS for all liquids are within $.30 including warehousing and labeling of an average of $7.50, and production cost may vary +- 5% from batch to batch. All products are currently priced the same for convenience and ease.

Retail sales: MSRP $59.99	= 88% margin

Wholesale to retailers: $34.99	= 79% margin

Distribution company’s: $24.99	= 70% margin

In regards to the MyHealth App, our goal is to keep the base price relatively low $29.99/month, then have extras and extended availability of care for higher rates $99/month and up. For some that are dealing with more substantial trauma and/or needs, an a-la-carte style can be purchased to access the right specialists, one-on-one.

Pain Management

The growing baby-boomer population continues to drive demand of innovative and advanced pain relaxing medications around the western world. Additionally, the increasing number of hospitalization cases; unmet requirements for neuropathic pain management drugs; innovative and advanced applications of pain management therapies; increasing prevalence of various chronic diseases, such as cancer, and neurological problems; and increasing healthcare expenditure are also driving the growth of the global market. The growing numbers of mergers and acquisitions is a key trend observed in the market. Among the various therapeutic indications, the post-operative pain relief segment accounted for the largest share, and the low-back pain segment accounted for the second largest share in the global market.

Pain management drugs are mainly used to relieve discomfort associated with injury and surgeries. Moreover, pain management medications are used in the management of pain associated with neurological problems, migraine, cancer, orthopedic problems, low-back pain, rheumatoid arthritis, and fibromyalgia.

The stringent regulation for the approval of pain management drugs is restraining the growth of global market. High expenditure requirement in the manufacturing of pain management drugs and risks of side-effects associated with pain-killers are also hindering the growth of global market.

North America and Europe are the major markets, due to increasing prevalence of chronic diseases, and growing awareness about various types of chronic pain conditions in these regions. The U.S. followed by Canada, is the largest market for pain management drugs in North America. Whereas, the U.K., Germany and France are some of the major countries holding significant share in the European pain management drugs market.

The Asian market is growing with a significant rate, owing to huge pool of patients, and increasing healthcare spending in the region. In addition, the initiatives taken by various government associations to develop chronic pain rehabilitation centers, and increasing prevalence of various chronic diseases are also supporting the growth of the Asian pain management drugs market. The countries such as India, Japan and China, are the major markets in the region.

Apart from these regions, Latin America is another important market. This is due to increasing investments by drug manufacturing companies and growing demand of pain management medications in the region. Brazil holds the largest share in the Latin American pain management drugs market, due to the increasing support from government organizations for the development of chronic pain rehabilitation centers in the country.

Immune System

Fungi have long been used as herbal drugs in Traditional Chinese Medicine and the source of numerous pharmaceuticals. In today’s world with Covid, stress and over increased use of antibiotics our world has developed a weak immune system problem. Many people have long searched out natural remedies for this problem and have been hit with the same string of products – generic extracts/vitamins like ginseng, echinacea, vitamin C & D among others. Most of which work, however, given our current global immune suppression a more comprehensive immune system support product is being desired.

In the article titled “Immune Health Supplements Market Size [2020-2027]: Is Projected to Reach USD 29.40 Billion by 2027, Exhibiting a CAGR of 7.4%” posted to the Global Newswire News Room website on April 14, 2021, stated the COVID-19 pandemic is surging the demand for immune health supplements across the globe. This growth is attributable to the rising reconsideration of health and well-being by the masses. They are persistently striving to dodge any type of infectious disease by consuming immunity boosters. One of the significant challenges that may occur is the disruptions in the supply chain network – which was noted by The Nutrition Business Journal in April 2020.

Mental Health and Performance

Common mental health disorders are inadequately treated using traditional medications, many of which have low or variable efficacy, undesirable or dangerous side effects, and sometimes addictive properties. Traditional medications typically are prescribed for daily use over an extended period and take weeks or months to reduce symptoms. In addition to lowered quality of life for the individual, poor medication efficacy results in high societal costs in healthcare and lost productivity.

Psilocybin has been investigated as treatment for depression, anxiety disorders, obsessive-compulsive disorder, alcohol use disorder, and tobacco use disorder (Daniel and Haberman, 2017). The Johns Hopkins Center for Psychedelic & Consciousness Research has published more than 60 peer-reviewed studies showing therapeutic effects of psilocybin in patients suffering from addictions, anxiety, and treatment-resistant depression.

A key finding is that psilocybin, when combined with psychological therapy, appears to have curative potential rather than symptom management effects. 4 weeks after receiving 2 psilocybin-assisted psychotherapy sessions, 71% of study participants suffering from major depression had a reduction in symptoms, and 54% of individuals no longer met the criteria for depression (Davis et al., 2020). The lead author of the study noted that the magnitude of the effect was approximately four times larger than traditional antidepressants in the market. Similarly, 80% of cancer patients receiving 2 psilocybin sessions showed significant reductions in anxiety and depressed mood 6 months after treatment.

The work at the Johns Hopkins Center (2006, 2008) has also demonstrated that a single psilocybin session resulted in positive mood, attitude, and behavioral changes in healthy individuals, with lasting effects of 14 months or longer. A single psilocybin session increased well-being or life satisfaction in 64% of individuals. Psilocybin sessions have also been associated with increased emotional and brain plasticity (2020), including altered top-down control of emotions, increased overall brain connectivity, and enduring changes in the personality domain of openness (2011).

Customer Profile

MySpray customers will be in 4 forms:

1.	Private Label Partners

2.	Distributors

3.	Retailers (products and MyHealth App)

4.	End Consumer (products and MyHealth App)

MySpray has identified the 3 main target markets each with their own target customer profile. The 3 target markets are Immune Health, Pain Management and Mental Health/Performance (as previously outlined in this document). The broader targeted segments of the population for each are as follows (not an exhaustive list):

1.	Immune Health- the health-conscious baby boomer, compromised from the over sanitation resulting from Covid protocols.

2.	Pain Management- baby boomers that have lingering sports injuries and arthritis as well as Gen X and Millennials that are currenting playing sports and have aches/pains related to their respective sports.

3.	Mental Health- Millennials and Gen X that looking for the mental edge in their professional careers. Additionally, Millennials that are ever increasingly reliant on pharmaceuticals for ADHD, Depression, Anxiety among other things.

Employees

We currently have 5 employees, two of whom are officers and directors of ADOB and MySpray. The other 3 employees are under contractwith MySpray. They include two therapists and an officer manager. The therapists are paid per patient and therapy, have a thirty day mutual termination notice requirement and a one-year non-compete clause. Our office manager is paid an annual salary with a thirty day mutual termination notice requirement. We anticipate hiring additional employees in the next twelve months. We anticipate hiring necessary personnel based on an as-needed basis only on a per-contract basis to be compensated directly from revenues.

Intellectual Property

MySpray Therapeutics® Inc. is currently the license holder of 9 Natural Product Numbers (NPN) through the Natural and Non-prescription Health Products Directorate division of Health Canada.

Reports to Security Holders

You may read and copy any materials the Company files with the Commission in the Commission’s Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

ITEM 1A. RISK FACTORS

AS A SMALLER REPORTING COMPANY, WE ARE NOT REQUIRED TO PROVIDE A STATEMENT OF RISK FACTORS.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our mailing address is 36 Fourth Ave. N, Saskatchewan, Canada S3N 2V7. ADOB’s wholly-owned subsidiary, MySpray, has an address of Drawer 188, 36 Fourth Avenue North, Yorkton, Saskatchewan, Canada, S3N 2V7. Nichol Martinuik owns the laboratory building that MySpray occupies. He rents this facility to the Company based on a verbal, month-to-month agreement. During the years December 31, 2022 and December 31, 2021, the Company paid $19,614 and $-0- in rent, respectively. The Company believes that this rent expense is reasonable and comparable to the rent that would be charged to a third party.

ITEM 3. LEGAL PROCEEDINGS

We know of no active or pending legal proceedings against us, nor are we involved as a plaintiff in any proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is currently quoted on the Pink tier of OTC Markets under the symbol “ADOB.” However, there is currently no trading market for our Common Stock and there is no assurance that a regular trading market will ever develop.

Holders

As of February 27, 2023, there were approximately 45 holders of record of our Common Stock.

Dividends

To date, we have not paid dividends on shares of our Common Stock and we do not expect to declare or pay dividends on shares of our Common Stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board.

Securities Authorized for Issuance under Equity Compensation Plans

We have no existing equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

None.

Rule 10B-18 Transactions

During the year ended December 31, 2022, neither the Company nor any affiliated purchaser of the Company, purchased any equity securities of the Company that are registered pursuant to Section 12 of the Exchange Act.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS SECTION OF THE ANNUAL REPORT INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. FORWARD-LOOKING STATEMENTS ARE OFTEN IDENTIFIED BY WORDS LIKE: “BELIEVE,” “EXPECT,” “ESTIMATE,” “ANTICIPATE,” “INTEND,” “PROJECT” AND SIMILAR EXPRESSIONS, OR WORDS THAT, BY THEIR NATURE, REFER TO FUTURE EVENTS. YOU SHOULD NOT PLACE UNDUE CERTAINTY ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS PROSPECTUS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR OUR PREDICTIONS.

OUR FINANCIAL STATEMENTS ARE STATED IN UNITED STATES DOLLARS (USD OR US$) AND ARE PREPARED IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. ALL REFERENCES TO “COMMON STOCK” REFER TO THE COMMON SHARES IN OUR CAPITAL STOCK.

Overview

Soul Biotechnology Corporation (“Soul”, or the “Company”) was incorporated under the laws of the State of Nevada on October 18, 2017 as Adorbs Inc. The Company changed its name to Soul Biotechnology Corporation on January 3, 2023. Soul is a developmental stage corporation formed to provide organic children’s clothing designed to be cute, comfortable, and trendy. The vision of Soul is bright, basic & comfortable organic clothes, if the price of organic material makes financial sense, including wearable and comfortable cute clothes, leggings, t-shirt, sweatshirts, skirts, dresses, and onesies (the “Clothing Line”). The clothing has and will have basic bold colors, such as black, red, orange, yellow, green, grey, blue, purple, and fuchsia. It includes and will include, a variety of ideas with patch work, appliqué, food, emojis, animals, letters, words. This way, a child could tell a story about their clothing.

Former management was comprised of two people, Rebecca Jill Lazar, Chief Executive Officer; and Michael Lazar, Chief Financial Officer. Due to the development stage of the Company, Ms. Lazar spent part of her time toward the everyday operations and forward movement of the corporation. Ms. Lazar’s responsibilities included acting as the Company’s creative designer as well as determining the overall design direction of the company and its marketing strategy. Ms. Lazar cultivated relationships with children’s clothing stores and manufacturers and spent the time necessary to oversee the product development, manufacturing, sales, and marketing campaigns, website design, and direct the primary operations of the business.

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

On June 22 2020, the Company appointed AJSH & Co. LLP, a PCOAB registered firm as its independent registered accounting firm who performed the Company’s audit for the period ended December 31, 2019 and has reviewed its financial statements for the three and nine-month period ended September 30, 2021.

On December 29, 2020, the Company’s Registration Statement on Form 10-12G was declared effective.

On February 10, 2022, Soul Inc. (“ADOB,” or the “Company”) entered into a share exchange agreement (the “Share Exchange Agreement”) with MySpray Therapeutics Inc. (“MySpray”), an Saskatchewan, Canadian corporation, Nichol Martinuik (“Martinuik”) and Rachel Martinuik (“R. Martinuik”), the sole officers, directors, and shareholders of MySpray, Qatar Consulting Inc. & Company (“Qatar”), Broadway Creative Consultants Corp. (“Broadway”), and David Lazar (“Lazar”), as the sole officer and director of ADOB and the managing member of Activist Investing LLC. Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of MySpray was exchanged for (i) 51,110,500 shares of common stock of the Company at the Closing, and (ii) an additional 593,779,000 shares of common stock of ADOB, issued upon the increase in authorized shares of common stock of ADOB to 700,000,000, each of which is to be issued to Martinuik, R. Martinuik, Qatar, Broadway, and Activist, pro-rata, in accordance with the Share Exchange Agreement. The former stockholders of MySpray acquired a majority of the issued and outstanding common stock as a result of the share exchange transaction. The transaction has been accounted for as a recapitalization of the Company, whereby MySpray is the accounting acquirer.

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Our results of operations for the years ended December 31, 2022 and 2021 are summarized below:

	Years Ended
	December 31,
	2022	2021	Change
Revenue	$296,597	$81	$296,516
Operating expenses	566,668	45,900	520,768
Interest expense (income)	1,715	(21)	(1,736)
Net loss	$(342,570)	$(45,798)	$(296,772)

Revenues

During the years ended December 31, 2022 and 2021, we recorded $296,597 and $83, in revenue, respectively. The increase is due to the acquisition of an operating entity, MySpray.

Operating Expenses

Operating expenses for the years ended December 31, 2022 and 2021 were $566,668 and $45,900 respectively. For the year ended December 31, 2022, the operating expenses consisted of professional fees of $274,253, amortization of $40,764 and general and administrative expenses of $251,652. For the year ended December 31, 2021, the operating expenses consisted of professional fees of $27,360, and general and administrative expenses of $18,540.

The increase in all expense categories is primarily the result of the acquisition of an operating entity, MySpray.

Other Expense (Income)

During the years ended December 31, 2022 and 2021, other expenses consisted of $1,715 in interest expense in the 2022 period, and $21 of interest income in the 2021 period.

Net Loss

As a result of the foregoing, we incurred a net loss of $(342,750) for the year ended December 31, 2022, compared to a net loss of $(45,798) for the year ended December 31, 2021.

Liquidity and Capital Resources

	December 31,	December 31,
	2022	2021	Change
Cash	$41,808	$9,499	$32,309
Total Assets	$680,731	$9,499	$671,232
Total Liabilities	$1,144,067	$143,180	$1,000,887
Stockholders’ Deficit	$(463,336)	$(133,681)	$(329,655)
Working Capital Deficit	$(1,034,923)	$(133,681)	$(901,242)

As of December 31, 2022, we had current assets of $79,612 and current liabilities of $1,114,535 The increase in assets and liabilities during the year ended December 31, 2022 was mainly due to due to the acquisition of an operating entity, MySpray.

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

Cash Flows

	Years Ended
	December 31,
	2022	2021
Cash used in operating activities	$(199,165)	$(45,798)
Cash provided by investing activities	19,981	-
Cash provided by financing activities	209,685	41,704
Effect of exchange rates on cash and cash equivalents	1,807	-
Net Change In Cash	$32,808	$(4,094)

Operating Activities

For the year ended December 31, 2022, net cash used in operating activities was $(199,165), compared to net cash used in operating activities of $(45,798) for the period ended December 31, 2021. The increase is attributable to increased operating losses of $296,772 in the 2022 period compared to 2021 offset by an increase in intangible asset amortization of $40,764, and an increase in in net operating assets and liabilities of $102,642.

Investing Activities

The Company provided $19,981 and $-0- from investing activities for the years ended December 31, 2022 and 2021, respectively which were obtained through the acquisition of MySpray.

Financing Activities

The Company realized $209,685 and $41,704 from financing activities during the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, the Company received 196,864 from the sale of common stock.

During the years ended December 31, 2022 and 2021, the Company received loans from a related parties in the amounts of $12,821 and $41,704, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to the consolidated financial statements and supplementary data set forth in Item 15. Exhibits, Financial Statement Schedules of Part IV of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, consisting of David Lazar, Chief Executive Officer, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of David Lazar, Chief Executive Officer, Secretary and Treasurer (Principal Executive Officer and Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, David Lazar, Chief Executive Officer, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2022, our management, consisting of David Lazar, Chief Executive Officer, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Mr. Lazar, Chief Executive Officer, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) in connection with the review of our financial statements as of December 31, 2022.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of independent directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

Assuming we are able to secure additional working capital, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.

We also plan to appoint one or more outside directors to our Board who shall be appointed to an audit committee resulting in a fully functioning audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

Management believes that the appointment of one or more independent directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of independent directors on our Board.

We anticipate that these initiatives will be implemented in conjunction with the growth of our business.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2022, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers are elected by the Board to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The Board has no nominating, auditing or compensation committees.

The name, address, age and position of our officers and directors are set forth below:

NAME AND ADDRESS	AGE	POSITION(S)	DATE OF APPOINTMENT
David Lazar	32	Chief Executive Officer, Treasurer, Secretary and Director	July 2020

Business Experience

David Lazar, 32, has been CEO and Chairman of the Company since July, 2020. Mr. Lazar has been a partner at Zenith Partners International since 2013, where he specializes in research and development, sales and marketing. From 2014 through 2015, David was the Chief Executive Officer of Dico, Inc., which was then sold to Peekay Boutiques. Since February of 2018, Mr. Lazar has been the managing member of Custodian Ventures LLC, where he specializes in assisting distressed public companies. Since March 2018, David has acted as the managing member of Activist Investing LLC, which specializes in active investing in distressed public companies. David has a diverse knowledge of financial, legal and operations management; public company management, accounting, audit preparation, due diligence reviews and SEC regulations.

Board Committees

The Board has no standing committees.

Family Relationships

Rachel Martinuik and Nick Martinuik are married.

Involvement in Certain Legal Proceedings

No executive officer or director of ours has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

●	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Company’s Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Upon review, the Company noted that none of our current officers and director has filed reports required to be filed under Section 16(a).

Code of Ethics and Business of Conduct.

We currently do not have a code of ethics and business of conduct policy.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows for the period ended December 31, 2022 and 2021, the compensation awarded (earned) or paid by the Company to its named executive officer or the person acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

Summary Compensation Table

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Lazar Chief Executive Officer, Secretary,	2022	-	-	-	-	-	-	-
Treasurer and Director	2021	-	-	-	-	-	-	-

Compensation of Directors

Our director is not compensated by us for acting as such. There are no arrangements pursuant to which our sole director is or will be compensated in the future for any services provided as a director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We currently have 25 employees, both two of whom are officers and directors of ADOB and MySpray. The other 3 employees are under contractwith MySpray. They include two therapists and an officer manager. The therapists are paid per patient and therapy, have a thirty day mutual termination notice requirement and a one-year non-compete clause. Our office manager is paid an annual salary with a thirty day mutual termination notice requirement.

There are no compensation plans or arrangements, including payments to be made by us, with respect to David Lazar, ____, or ____ that would result from the resignation, retirement or any other termination.

There are no arrangements for officers, employees or consultants that would result from a change-in-control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of March 1, 2023, the total number of shares owned beneficially by our sole officer and director, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what his ownership will be assuming completion of the sale of all shares in this offering. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 1, 2023, through the exercise of any stock option or other right. Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. As of March 1, 2023 there were 644,889,500 shares outstanding.

Name	Number of Shares of Common Stock	Percentage
David Lazar (1)	49,000,000	7.60%

Nichol Martinuik (2)	227,500,000	35.27%

Rachel Martinuik (3)	227,500,000	35.27%

Qatar Consulting Inc. & Company (4)	69,000,000	10.70%

Broadway Creative Consultants Corp. (5)	69,000,000	10.70%

All executives officers, directors, and beneficial ownership thereof as a group (1 person)	49,000,000	7.6%

There are no other officers, directors or 5 % shareholders.

(1)	His mailing address is 234 E. Beech St. Long Beach, New York 11561. The shares are held by Activist Investing LLC, of which, Mr. Lazar is the managing member.
(2)	His mailing address is 125 Railway Avenue East, Canora, Saskatchewan, Canada, S0A0L0.
(3)	Her mailing address is 125 Railway Avenue East, Canora, Saskatchewan, Canada, S0A0L0.
(4)	Control person is Ismail Abdul Fattah. The mailing address is 1105, 510 6th Avenue SE, Calgary Alberta T2G 1L7.
(5)	Control Person is Bailey Fischl. The mailing address is 628-6th Street East, Saskatoon, Saskatchewan, Canada S7H1C2.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed below, since the beginning of the fiscal year preceding the last fiscal year none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

●	any Director or officer of our Company;

●	any proposed Director of officer of our Company;

●	any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our Common Stock; or

●	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

During the years ended December 31, 2022 and 2021, related party transactions were as follows:

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.” We believe that our director currently does not meet the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit fees (1):	$63,000	14,400
Total fees	$63,000	14,400

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided in connection with statutory or regulatory filings or engagements.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board as well as the limited activities of our Company, our Board acts as our Audit Committee. Our Board pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services, and other services. Our Board approves these services on a case-by-case basis.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Soul Biotechnology Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Soul Biotechnology Corporation as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

March 10, 2023

SOUL BIOTECHNOLOGY CORPORATION

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
Current assets
Cash and cash equivalents	$41,808	$9,499
Accounts receivable	1,344	-
Inventory	35,281	-
Prepaid and other assets	1,179	-
Total current assets	79,612	9,499
Goodwill	512,196	-
Intangible assets	88,923	-
Total assets	$680,731	$9,499

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued payable and accrued liabilities	$42,953	$428
Common stock payable	843,878	-
Due to related parties	227,704	142,752
Total current liabilities	1,114,535	143,180
Government loans	29,532	-
Total liabilities	1,144,067	143,180

Stockholders’ Deficit
Common stock, Par Value $0.001, 700,000,000 shares authorized, 75,000,000 and 23,889,500 shares issued and outstanding of shares as of December 31, 2022 and December 31, 2021, respectively	75,000	23,890
Additional paid in capital	25,740	25,740
Accumulated deficit	(525,881)	(183,311)
Accumulated other comprehensive loss	(38,195)	-
Total stockholders’ deficit	(463,336)	(133,681)
Total liabilities and stockholders’ deficit	$680,731	$9,499

The accompanying notes are an integral part of these financial statements

SOUL BIOTECHNOLOGY CORPORATION

Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2022	2021
Revenue, net
Revenue, net	$296,597	$81
Cost of sales	70,784	-
Gross margin	225,813	81

Operating expenses
General and administrative expenses	251,652	18,540
Professional fees	274,253	27,360
Amortization of intangible assets	40,764	-
Total operating expenses	566,668	45,900
Loss from Operations	(340,855)	(45,819)

Other income (expense)
Interest income (expense)	(1,715)	21
Total other income (expenses), net	(1,715)	21
Loss from operations before income taxes	(342,570)	(45,798)
Income tax expense	-	-
Net Loss	$(342,570)	$(45,798)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	69,258,821	23,889,500

Comprehensive loss:
Net loss	$(342,570)	$(45,798)
Foreign currency translation adjustment	(38,195)	-
Comprehensive loss	$(380,765)	$(45,798)

The accompanying notes are an integral part of these financial statements

SOUL BIOTECHNOLOGY CORPORATION

Consolidated Statements of Changes in Shareholders’ Deficit

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Value	Capital	Income	Deficit	Deficit
Balance, December 31, 2020	23,889,500	$23,890	$25,740	$-	$(137,513)	$(87,883)

Net loss		-	-	-	(45,798)	(45,798)

Balance, December 31, 2021	23,889,500	$23,890	$25,740	$-	$(183,311)	$(133,681)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Value	Capital	Income	Deficit	Deficit
Balance, December 31, 2021	23,889,500	$23,890	$25,740	-	$(183,311)	$(133,681)

Shares issued with acquisition of MySpray	51,110,500	51,110				51,110

Change in exchange rates			-	(38,195)		(38,195)

Net loss					(342,570)	(342,570)

Balance, December 31, 2022	75,000,000	$75,000	$25,740	$(38,195)	$(525,881)	$(463,336)

The accompanying notes are an integral part of these financial statements

SOUL BIOTECHNOLOGY CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(342,570)	$(45,798)
Amortization of intangible assets	40,764
Adjustments to reconcile net income to net cash provided by operating activities:	-
Changes in operating assets and liabilities:
Accounts receivable		-
Inventory	14,748	-
Common stock payable	77,125
Accrued payable and accrued liabilities	10,769
Net cash used in operating activities	(199,165)	(45,798)

Cash Flows from Investing Activities
Acquisition of a business net of cash acquired	19,981	-
Net cash (used in) provided by investing activities	19,981	-

Cash Flows From Financing Activities
Common stock payable	196,864
Proceeds from related party loans, net of repayments	12,821	41,704
Net cash provided by financing activities	209,685	41,704

Effect of exchange rates on cash and cash equivalents	1,807
Net (decrease) increase in cash and cash equivalents	32,308	(4,094)
Cash and cash equivalents, beginning of year	9,499	13,593
Cash and cash equivalents, end of year	$41,808	$9,499

Supplemental disclosure of cash flow information
Cash paid for income tax expense	$-	$-
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements

SOUL BIOTECHNOLOGY COPRORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Basis of Presentation and Organization

Soul Biotechnology Corporation (“Soul”, or the “Company”) was incorporated under the laws of the State of Nevada on October 18, 2017 as Adorbs Inc. The Company changed its name to Soul Biotechnology Corporation on January 3, 2023.

Former management was comprised of two people, Rebecca Jill Lazar, Chief Executive Officer; and Michael Lazar, Chief Financial Officer. Due to the development stage of the Company, Ms. Lazar spent part of her time toward the everyday operations and forward movement of the corporation. Ms. Lazar’s responsibilities included acting as the Company’s creative designer as well as determining the overall design direction of the company and its marketing strategy. Ms. Lazar cultivated relationships with children’s clothing stores and manufacturers and spent the time necessary to oversee the product development, manufacturing, sales, and marketing campaigns, website design, and direct the primary operations of the business.

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

On June 22 2020, the Company appointed AJSH & Co. LLP, a PCOAB registered firm as its independent registered accounting firm who performed the Company’s audit for the period ended December 31, 2019 and has reviewed its financial statements for the three and nine-month period ended September 30, 2021.

On December 29, 2020, the Company’s Registration Statement on Form 10-12G was declared effective.

On February 10, 2022, Soul Inc. (“ADOB,” or the “Company”) entered into a share exchange agreement (the “Share Exchange Agreement”) with MySpray Therapeutics Inc. (“MySpray”), an Saskatchewan, Canadian corporation, Nichol Martinuik (“Martinuik”) and Rachel Martinuik (“R. Martinuik”), the sole officers, directors, and shareholders of MySpray, Qatar Consulting Inc. & Company (“Qatar”), Broadway Creative Consultants Corp. (“Broadway”), and David Lazar (“Lazar”), as the sole officer and director of ADOB and the managing member of Activist Investing LLC. Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of MySpray was exchanged for (i) 51,110,500 shares of common stock of the Company at the Closing, and (ii) an additional 593,779,000 shares of common stock of ADOB, issued upon the increase in authorized shares of common stock of ADOB to 700,000,000, each of which is to be issued to Martinuik, R. Martinuik, Qatar, Broadway, and Activist, pro-rata, in accordance with the Share Exchange Agreement. The former stockholders of MySpray acquired a majority of the issued and outstanding common stock as a result of the share exchange transaction. The transaction has been accounted for as a recapitalization of the Company, whereby MySpray is the accounting acquirer.

On April 26, 2022, Adorbs Inc. (the “Company”) terminated its engagement with AJSH & Co LLP (“AJSH”), the Registrant’s prior independent registered public accounting firm, and thereafter provided AJSH with its disclosures in the Current Report on Form 8-K disclosing the termination of the engagement of AJSH and requested in writing that AJSH furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. AJSH’s response is filed as an exhibit to this Current Report on Form 8-K.

The auditor reports by AJSH contained in the financial statements of the Company for the years ended December 31, 2021 and 2020, filed as part of the annual reports on Form 10-K for the years ended December 31, 2021 and 2020, did not contain an adverse opinion or disclaimer of opinion or were qualified or modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to the Company’s ability to continue as a going concern. There had been no disagreements with AJSH on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the fiscal years ended December 31, 2021 and 2020, nor in the subsequent periods through April 26, 2022.

On April 26, 2022, the Board of Directors of the Company engaged BF Borgers CPA PC (“Borgers”) as its independent accountant to provide auditing services for going forward for the Company. The Company has terminated the engagement of AJSH. The decision to hire Borgers was approved by the Company’s Board of Directors.

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

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of December 31, 2022, and December 31, 2021, the on-hand cash balances were $41,808 and $9,499, respectively.

Inventory

Inventory, is stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (“FIFO”) method. As of December 31, 2022, and December 31, 2021, inventory amounted to $35,281 and $-0-, respectively

Goodwill and Intangible Assets

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have an impact on the Company’s operations

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements. The Company has incurred significant operating losses since its inception. As of December 31, 2022, the Company had a working capital deficit of $1,034,923 and an accumulated deficit of $525,881.

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

NOTE 4 – BUSINESS ACQUISITION

On February 10, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with MySpray Therapeutics Inc. (“MySpray”), a Saskatchewan, Canadian corporation, Nichol Martinuik (“Martinuik”) and Rachel Martinuik (“R. Martinuik”), the sole officers, directors, and shareholders of MySpray, Qatar Consulting Inc. & Company (“Qatar”), Broadway Creative Consultants Corp. (“Broadway”), and David Lazar (“Lazar”), as the sole officer and director of the Company and the managing member of Activist Investing LLC (“Activist”). Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of MySpray was exchanged for (i) 51,110,500 shares of common stock of the Company at the Closing, and (ii) an additional 569,889,500 shares of common stock of ADOB, issued upon the increase in authorized shares of common stock of ADOB to 700,000,000, each of which is to be issued to Martinuik, R. Martinuik, Qatar, Broadway, and Activist, pro-rata, in accordance with the Share Exchange Agreement. As of the date of this Report, none of the 569,889,500 shares had been issued. The former stockholders of MySpray acquired a majority of the issued and outstanding common stock as a result of the share exchange transaction. The transaction has been accounted for as a recapitalization of the Company, whereby MySpray is the accounting acquirer.

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

NOTE 5 – INTANGIBLE ASSETS

As of December 31, 2022, the balance of intangible assets was $88,923. During the year ended December 31, 2022, the Company recorded $40,764 in amortization expense. As discussed in Note 4, the intangible assets have been valued based on provisional estimates of fair value and are subject to change as the Company completes its valuation assessment by the completion of the one-year measurement period. Amortization for the following fiscal years is estimated to be: 2023 - $42,682; and 2024 - $42,682, 2025 -$3,559.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company has been funded by its executive officers, and officers of its subsidiary. As of December 31, 2022, the balance due to executive officers and a former officer amounted to $227,704 in the form of interest-free demand loans compared to $142,752 during the period ended December 31, 2021. During the year ended December 31, 2022, the Company’s officers have advanced $12,821, to the Company.

Additionally, an officer of MySpray owns the laboratory building that the Company occupies. He rents this facility to MySpray based on a verbal, month-to-month agreement. MySpray pays approximately $26,000 annually in rent. The Company believes that this rent expense is reasonable and comparable to the rent that would be charged to a third party.

NOTE 7 – COMMON STOCK AND COMMON STOCK PAYABLE

On May 5, 2022, the Company filed a Certificate of Amendment with the state of Nevada increasing its authorized shares from 75,000,000 to 700,000,000 shares of $0.001 par value common stock. As of December 31, 2022, and December 31, 2021, a total of 75,000,000 and 23,889,500 shares of common stock were issued and outstanding, respectively.

As of the date of this report, the Company had numerous shares issuable as part of the February 10, 2022 Share Exchange and for private placements accepted from investors during the year ended December 31, 2022. Since the Company has delayed issuing these shares the associated value of the shares has been recorded as a liability on the Company’s, Balance sheet. As of December 31, 2022 and December 31, 2021 the balance of Common Stock Payable was $843,878 and $-0-, respectively.

The amount of $843,878 is comprised of the following elements:

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

None of the above-mentioned shares have been issued or retired as of December 31, 2022.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with the Statement of Financial Accounting Standards (“SFAS”) 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the consolidated financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements except as follows:

Subsequent to December 31, 2022 the Company issued 569,889,500 shares related to the Share Exchange Agreement -see Note 7. Common Stock and Common Stock Payable. These shares were valued at a par value of $0.001, or $569,889.

The following exhibits are included as part of this report:

Exhibit No.	Description
21.1*	List of Subsidiaries

31.1/ 31.2 *	Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(A) or 15d-14(A) under the Securities Exchange Act of 1934

32.1/ 32.2 *	Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Inline XBRL Document Set for the financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

*	filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUL BIOTECHNOLOGY CORPORATION

Dated: March 13, 2023	By:	/s/ David Lazar
	Name:	David Lazar
	Title:	Chief Executive Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lazar	Chief Executive Officer, Treasurer, Secretary and Director	March 13, 2023
David Lazar	(Principal Executive Officer, Principal Accounting and Financial Officer)