Form 10-Q
period 2023-03-31
Soul Biotechnology Corp
filed 2023-05-15
CIK 1726822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-222631

SOUL BIOTECHNOLOGY CORP
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

The number of shares outstanding of the registrant’s common stock as of May 15, 2023 was 644,889,500 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

SOUL BIOTECHNOLOGY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2023 (UNAUDITED)

i

PART I FINANCIAL INFORMATION

Item 1. Consolidated financial statements.

SOUL BIOTECHNOLOGY CORP.

Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$10,249	$41,808
Accounts receivable	8,287	1,344
Inventory	18,023	35,281
Prepaid and other assets	1,180	1,179
Total current assets	37,738	79,612
Goodwill	512,196	512,196
Intangible assets	78,316	88,923
Total assets	$628,250	$680,731

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accrued payable and accrued liabilities	$50,214	$42,953
Common stock payable	273,989	843,878
Due to related parties	227,953	227,704
Total current liabilities	552,156	1,114,535
Government loans	29,556	29,532
Total liabilities	581,712	1,144,067

Stockholders’ Equity (Deficit)
Common stock, Par Value $0.001, 700,000,000 shares authorized, 644,889,500 and 75,000,000 shares issued and outstanding of shares as of March 31, 2023 and December 31, 2022, respectively	644,890	75,000
Additional paid in capital	25,740	25,740
Accumulated deficit	(586,186)	(525,881)
Accumulated other comprehensive loss	(37,905)	(38,195)
Total stockholders’ equity (deficit)	46,538	(463,336)
Total liabilities and stockholders’ equity (deficit)	$628,250	$680,731

The accompanying notes are an integral part of these unaudited financial statements

SOUL BIOTECHNOLOGY CORP.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Revenue
Revenue, net	$75,413	$64,731
Cost of sales	29,127	15,305
Gross profit	46,285	49,426

Operating expenses
General and administrative expenses	68,913	47,907
Professional fees	26,556	28,029
Amortization of intangible assets	10,679	7,610
Total operating expenses	106,149	83,546
Loss from operations	(59,864)	(34,120)

Other income (expense)
Interest income (expense)	(441)	-
Total other income (expenses), net	(441)	-
Loss from operations before income taxes	(60,305)	(34,120)
Income tax expense	-	-
Net Loss	$(60,305)	$(34,120)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	644,889,500	51,716,328

Comprehensive loss:
Net loss	$(60,305)	$(34,120)
Foreign currency translation adjustment	-	-
Comprehensive loss	$(60,305)	$(34,120)

The accompanying notes are an integral part of these unaudited financial statements

SOUL BIOTECHNOLOGY CORP.

Consolidated Statements of Changes in Shareholders’ Deficit

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Deficit
Balance, December 31, 2021	23,889,500	$23,890	$25,740	$-	$(183,311)	$(133,681)

Shares issued with the acquisition of MySpray	51,110,500	51,110				51,110

Net loss			-	-	(34,120)	(34,120)

Balance, March 31, 2022	75,000,000	$75,000	$25,740	$-	$(217,431)	$(116,691)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Deficit
Balance, December 31, 2022	75,000,000	$75,000	$25,740	$(38,195)	$(525,881)	$(463,336)

Issuance of acquisition shares	569,889,500	569,890				569,890

Change in exchange rates				290		290

Net loss			-		(60,305)	(60,305)

Balance, March 31, 2023	644,889,500	$644,890	$25,740	$(37,905)	$(586,186)	$46,538

The accompanying notes are an integral part of these unaudited financial statements

SOUL BIOTECHNOLOGY CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(60,305)	$(34,120)
Amortization of intangible assets	10,679	7,610
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(6,943)	(1,039)
Inventory	17,258	131
Common stock payable	-	4,540
Accrued payable and accrued liabilities	7,262	(13,427)
Net cash (used in) operating activities	(32,049)	(36,304)

Cash Flows from Investing Activities
Acquisition of a business net of cash acquired	-	19,981
Net cash provided by investing activities	-	19,981

Cash Flows From Financing Activities
Proceeds from related party loans, net of repayments	249	43,131
Net cash provided by financing activities	249	43,131

Effect of exchange rates on cash and cash equivalents	240	-
Net (decrease) increase in cash and cash equivalents	(31,560)	26,807
Cash and cash equivalents, beginning of year	41,808	9,499
Cash and cash equivalents, end of year	$10,249	$36,307

Supplemental disclosure of cash flow information
Cash paid for income tax expense	$-	$-
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

SOUL BIOTECHNOLOGY CORPORATION

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2023 AND 2022

NOTE 1 – ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Basis of Presentation and Organization

Soul Biotechnology Corporation, f/k/a Adorbs Inc. (“Soul” or the “Company”) is a Nevada corporation. Adorbs was formerly a developmental stage corporation formed to provide organic children’s clothing designed to be cute, comfortable, and trendy. The Company was incorporated under the laws of the State of Nevada on October 18, 2017. On that date, the Company was authorized to issue 75,000,000 shares of common stock at $0.001 par value.

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

The Company changed its name to Soul Biotechnology Corporation on January 3, 2023.

On March 13, 2023, the sole existing director and officer resigned immediately. Accordingly, David Lazar, serving as a director and an officer, ceased to be the President, Chief Executive Officer, Chief Financial Officer, and as a Member of the Board of Directors of the Company. Also on March 13, 2023, Rachel Martinuik consented to the new CEO, CFO, Treasurer, and a Member of the Board of Directors of the Company and Nichol Martinuik consented to act as the new President, Secretary, and a Member of the Board of Directors of the Company.

Rachel Martinuik, 47, CEO and Chair of the board of MySpray, has been part of MySpray from inception. In her previous role as Chief Operating Officer, her responsibilities included the oversight of MySpray’s resources and oversees budgetary expenditures.

Nichol Martinuik, 47, President & Founder of MySpray, has been in health sciences, traditional medicine, and the natural health industry since 1997, gaining clinical experience in pain management, disease prevention, and therapeutic health solutions.

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

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of March 31, 2023, and December 31, 2022, the on-hand cash balances were $10,249 and $41,808, respectively.

Inventory

Inventory, is stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (“FIFO”) method. As of March 31, 2023, and December 31, 2022, inventory amounted to $18,023 and $35,281, respectively

Goodwill and Intangible Assets

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have an impact on the Company’s operations

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements. The Company has incurred significant operating losses since its inception. As of March 31, 2023, the Company had a working capital deficit of $514,417 and an accumulated deficit of $586,186.

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

NOTE 5 – INTANGIBLE ASSETS

As of March 31, 2023, the balance of intangible assets was $78,316. During the three-month period ended March 31, 2023, the Company recorded $10,679 in amortization expense. As discussed in Note 4, the intangible assets have been valued based on provisional estimates of fair value and are subject to change as the Company completes its valuation assessment by the completion of the one-year measurement period. Amortization for the following fiscal years is estimated to be: 2023 - $32,038; and 2024 - $42,717, and 2025 -$3,560.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company has been funded by its executive officers, and officers of its subsidiary. As of March 31, 2023, the balance due to executive officers and a former officer amounted to $227,953 in the form of interest-free demand loans compared to $227,704 during the period ended December 31, 2022. During the three months ended March 31, 2023, the Company’s officers have advanced $249 to the Company.

Additionally, an officer of MySpray owns the laboratory building that the Company occupies. He rents this facility to MySpray based on a verbal, month-to-month agreement. MySpray pays approximately $26,000 annually in rent. The Company believes that this rent expense is reasonable and comparable to the rent that would be charged to a third party.

NOTE 7 – COMMON STOCK AND COMMON STOCK PAYABLE

On May 5, 2022, the Company filed a Certificate of Amendment with the state of Nevada increasing its authorized shares from 75,000,000 to 700,000,000 shares of $0.001 par value common stock. As of March 31, 2023, and December 31, 2022, a total of 644,889,500 and 75,000,000 shares of common stock were issued and outstanding, respectively.

As of the date of this report, the Company had numerous shares issuable for private placements accepted from investors during the three months ended March 31, 2023. Since the Company has delayed issuing these shares the associated value of the shares has been recorded as a liability on the Company’s, Balance sheet. As of March 31, 2023 and December 31, 2022 the balance of Common Stock Payable was $273,989 and $843,878, respectively.

The amount of $273,989 is comprised of the following elements:

●	During the three months ended June 30, 2022 the Company raised $194,544, net, from sale of 21,000,000 shares to seven investors at average sale price of these shares was $0.017618 Cad per share, and the repurchase of 24,000,000 shares at an average price of $0.00431 Cad.

●	6,000,000 shares are issuable to a consultant valued at $0.012854 per share valued at $77,125. The share price of $0.012854 is equivalent to the average purchase price of the Company’s recently completed private placements and repurchase of shares noted above.

None of the above-mentioned shares have been issued or retired as of March 31, 2023.

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

Overview

Business Overview

Soul Biotechnology Corporation is a US holding company incorporated in Nevada in October 2017, which operates through the Company’s wholly owned subsidiary MySpray Therapeutics Inc. (“MySpray”), a Saskatchewan, Canada corporation incorporated on October 2, 2012.

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

Results of Operations for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Revenue

For the three months ended March 31, 2023, we recorded $75,413 in revenue from the sale of our products compared to $64,731 for the three months ended March 31, 2022. We are in the process of developing our strategic business plan going forward and, therefore, revenues may vary from period to period.

Cost of sales

Cost of sales was $29,127 for the three months ended March 31, 2023, compared to cost of sales of $15,305 for the three months ended March 31, 2022.

Operating expenses

Operating expenses for the three months ended March 31, 2023 were $106,149 compared to $83,546 for the three months ended March 31, 2022. The increase in operating expenses in the three months ended March 31, 2023, compared to the same period in 2022 is due to an increase in general and administrative expenses in most expense categories due to inflation.

Net income (loss)

As a result of the foregoing, we had a loss of $60,305 for the three months ended March 31, 2023 compared to a loss of $34,120 during the same three-month period ended March 31, 2022.

Liquidity and Capital Resources

We had $10,249 in cash on hand as of March 31, 2023.

Net cash used in operating activities was $32,049 for the three months ended March 31, 2023, compared to $36,304 for the three months ended March 31, 2022 The decrease in cash used in operating activities during the three months ended March 31, 2023 was primarily due to changes in operating assets and liabilities.

Net cash provided investing activities was $-0- for the period ended March 31, 2023 compared to $19,981 in net cash provided by investing activities during the period ended March 31, 2022. The decrease is attributable to the acquisition of a business net of cash acquired in the 2022 period.

Net cash provided by financing activities was $249 for the three months ended March 31, 2023, compared to $43,131 for the three months ended March 31, 2022. The decrease during the 2023 period is primarily attributable to $43,131 in proceeds from related party loans in 2022 compared to $249 in the three months ended March 31, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of March 31, 2023

Management’s Report on Internal Control over Financial Reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the year March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SOUL BIOTECHNOLOGY CORPORATION

Dated: May 15, 2023	By:	/s/ Rachel Martinuik
Rachel Martinuik
Chief Executive Officer and
Chief Financial Officer
Principal Executive Officer,
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.