Form 10-Q
period 2023-06-30
Soul Biotechnology Corp
filed 2023-09-27
CIK 1726822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares outstanding of the registrant’s common stock as of September 27, 2023 was 598,545,644 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

SOUL BIOTECHNOLOGY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 (UNAUDITED)

i

PART I FINANCIAL INFORMATION

Item 1. Consolidated financial statements.

SOUL BIOTECHNOLOGY CORP.

Balance Sheets

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$10,773	$41,808
Accounts receivable	580	1,344
Inventory	38,138	35,281
Prepaid and other assets	1,206	1,179
Total current assets	50,697	79,612
Goodwill	-	512,196
Intangible assets	1,272,303	88,923
Total assets	$1,323,000	$680,731

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued payable and accrued liabilities	$49,873	$42,953
Common stock payable	-	843,878
Due to related parties	230,264	227,704
Total current liabilities	280,137	1,114,535
Government loans	30,212	29,532
Total liabilities	310,349	1,144,067

Stockholders’ Equity (Deficit)
Common stock, Par Value $0.001, 700,000,000 shares authorized, 598,545,644 and 75,000,000 shares issued and outstanding of shares as of June 30, 2023 and December 31, 2022, respectively	598,546	75,000
Additional paid in capital	2,080,075	25,740
Accumulated deficit	(1,620,526)	(525,881)
Accumulated other comprehensive loss	(45,444)	(38,195)
Total stockholders’ equity (deficit)	1,012,651	(463,336)
Total liabilities and stockholders’ equity (deficit)	$1,323,000	$680,731

The accompanying notes are an integral part of these unaudited financial statements

SOUL BIOTECHNOLOGY CORP.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue, net
Revenue, net	$23,515	$35,293	$60,611	$80,773
Cost of sales	4,854	23,831	20,239	39,137
Gross margin	18,660	11,462	40,372	41,635

Operating expenses
General and administrative expenses	15,637	12,339	55,770	32,174
Professional fees	23,701	140,865	50,258	168,892
Amortization of intangible assets	416,689	11,338	427,369	18,948
Impairment of goodwill and intangible	590,512	-	590,512	-
Total operating expenses	1,046,539	164,542	1,123,908	220,014
Loss from operations	(1,027,879)	(153,080)	(1,083,536)	(178,378)

Other income (expense)
Interest income (expense)	(236)	(843)	(677)	(843)
Total other income (expense)	(236)	(843)	(677)	(843)
Loss from continuing operations before income taxes	(1,028,115)	(153,923)	(1,084,213)	(179,222)
Provision (benefit) for income taxes	-	-	-	-
Loss from continuing operations	(1,028,115)	(153,923)	(1,084,213)	(179,222)
Loss from discontinued operations	(6,224)	(6,482)	(10,432)	(15,303)
Net loss	$(1,034,339)	$(160,404)	$(1,094,645)	$(194,524)

Basic and diluted loss per share:
Loss from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	621,717,572	75,000,000	598,545,644	63,422,483

Comprehensive loss:
Net loss	$(1,034,339)	$(160,404)	$(1,094,645)	$(194,524)
Foreign currency translation adjustment	(7,539)	(16,671)	(7,249)	(16,671)
Comprehensive loss	$(1,041,878)	$(177,076)	$(1,101,894)	$(211,196)

The accompanying notes are an integral part of these unaudited financial statements

SOUL BIOTECHNOLOGY CORP.

Statements of Changes in Shareholders’ Deficit

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Deficit
Balance, December 31, 2021	23,889,500	$23,890	$25,740	$-	$(183,311)	$(133,681)

Shares issued with the acquisition of MySpray	51,110,500	51,110				51,110

Net loss		-	-	-	(34,120)	(34,120)

Balance, March 31, 2022	75,000,000	$75,000	$25,740	$-	$(217,431)	$(116,691)

Change in exchange rates				(16,671)		(16,671)

Net loss		-	-	-	(160,404)	(160,404)

Balance, June 30, 2022	75,000,000	$75,000	$25,740	$(16,671)	$(377,835)	$(293,766)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Deficit
Balance, December 31, 2022	75,000,000	$75,000	$25,740	$(38,195)	$(525,881)	$(463,336)

Issuance of acquisition shares	569,889,500	569,890				569,890

Change in exchange rates				290		290

Net loss		-	-	-	(60,305)	(60,305)

Balance, March 31, 2023	644,889,500	$644,890	$25,740	$(37,905)	$(586,186)	$46,538

Private placement issuance of shares	21,036,144	21,036	252,119			273,155

Issuance of shares for services -prior	6,000,000	6,000	71,125			77,125

Repurchase of common shares	(24,000,000)	(24,000)	(52,291)			(76,291)

Shares issued for purchase of intangible assets and service agreement	44,920,000	44,920	1,662,476			1,707,396

Capital contribution from officers	(95,000,000)	(95,000)	95,000			-

Private placement of shares	700,000	700	25,907			26,607

Change in exchange rates				(7,539)		(7,539)

Net loss		-	-	-	(1,034,339)	(1,034,339)

Balance, June 30, 2023	598,545,644	$598,546	$2,080,075	$(45,444)	$(1,620,526)	$1,012,651

The accompanying notes are an integral part of these unaudited financial statements

SOUL BIOTECHNOLOGY CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(1,094,645)	$(194,524)
Less : Loss form discontinued operation	(10,432)	(15,303)
Loss from continuing operations	(1,084,213)	(179,222)
Amortization of intangible assets	427,369	18,948
Impairment of goodwill and intangible assets	590,512	-
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	764	(871)
Inventory	(2,857)	(11,942)
Prepaid and other assets	(27)
Accrued payable and accrued liabilities	6,920	(4,440)
Net cash used in operating activities -continuing operations	(61,533)	(177,527)
Net cash used in operating activities -discontinued operations	(10,432)	(14,972)
Net cash used in operating activities	(71,964)	(192,499)

Cash Flows from Investing Activities
Acquisition of a business net of cash acquired	-	19,981
Net cash (used in) provided by investing activities	-	19,981

Cash Flows From Financing Activities
Proceeds from the sale of common stock	26,607	-
Common stock payable	-	206,917
Proceeds from related party loans, net of repayments	2,560	24,916
Net cash provided by financing activities	29,167	231,833

Effect of exchange rates on cash and cash equivalents	11,762	14,045
Net (decrease) increase in cash and cash equivalents	(31,036)	73,360
Cash and cash equivalents, beginning of year	41,808	9,499
Cash and cash equivalents, end of year	$10,773	$82,859

Supplemental disclosure of cash flow information
Cash paid for income tax expense	$-	$-
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

SOUL BIOTECHNOLOGY CORPORATION

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2023 AND 2022

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

On June 1, 2023 the Company decided to transition from its current Clinic Operations to the establishment of a research laboratory. This strategic move was driven by the Company’s commitment to innovation and advancing the field of healthcare through research and development to include clinical trials of medicinal mushrooms, cannabinoids, and psychedelic compounds including psilocybin. All of the assets and results of operations from Clinic Operations have been treated as discontinued operations for all periods presented in the financial statements. See Note 4. Discontinued Operations.

The Company’s year-end is December 31.

All figures presented in this report are in US dollars unless stated otherwise.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING ASSUMPTIONS AND POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with the FASB’s ASC, which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary MySpray Therapeutics Inc.All intercompany accounts and transactions are eliminated in consolidation.

Discontinued Operations

The operations of the Company’s former Clinic Division has been presented as discontinued operations. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate solely to continuing operations and exclude all discontinued operations. See Note 4 for additional information on discontinued operations.

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

Management’s Representation of Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the amortization period for intangible assets, income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these consolidated financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of June 30, 2023, and December 31, 2022, the on-hand cash balances were $10,773 and $41,808, respectively.

Inventory

Inventory, is stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (“FIFO”) method. As of June 30, 2023, and December 31, 2022, inventory amounted to $38,138 and $35,281, respectively.

Goodwill and Intangible Assets

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisition is attributable to the value of the potential expanded market opportunity with new customers. Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. The Company’s amortizable intangible assets consist primarily of customer relationships, trademarks, and product formulations. The useful life of these customer relationships is estimated to be three years. The Company also has purchased intellectual property which is amortized over a one year period.

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

Due to the discontinuation of Clinic Operations as described throughout this Report, during the three months ended June 30, 2023, the Company performed an impairment analysis and determined that its goodwill and intangible assets were fully impaired. As a result the Company recorded an impairment charge of $590,512 on its Statements of Operations for the three months ended June 30, 2023.

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

Assets and liabilities of the Company’s operations are translated into the reporting currency, United States dollars, at the exchange rate in effect at the balance sheet dates. Revenue and expenses are translated at average rates in effect during the reporting periods. Equity transactions are recorded at the historical rate when the transaction occurs. The resulting translation adjustment is reflected as accumulated other comprehensive income, a separate component of stockholders’ equity in the statement of stockholders’ equity.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have an impact on the Company’s operations.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements. The Company has incurred significant operating losses since its inception. As of June 30, 2023, the Company had a working capital deficit of $229,440 and an accumulated deficit of $1,620,526.

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

NOTE 4 – DISCONTINUED OPERATIONS

On June 1, 2023 the Company decided to transition from its current Clinic Operations to the establishment of a research laboratory. This strategic move was driven by the Company’s commitment to innovation and advancing the field of healthcare through research and development. All of the assets and results of operations from Clinic Operations have been treated as discontinued operations for all periods presented in the financial statements. The assets and liabilities of Clinic Operations were transferred to the Company’s CEO and her spouse for no consideration since Clinic Operations were not profitable in either 2022 or 2023 to date. The following table reflects the results of operations from Clinic Operations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$23,029	$34,517	$64,456	$53,769
Operating expenses	29,253	40,999	74,888	69,072
Discontinued operations, net of tax	$(6,224)	$(6,482)	$(10,432)	$(15,303)

NOTE 5 – BUSINESS ACQUISITION

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

The Company has allocated the fair value of the total consideration paid of $547,022 to goodwill and $136,755 to intangible assets with a life of three years. The value of goodwill represented MySpray’s ability to generate profitable operations going forward. Management estimated the provisional fair values of the intangible assets and goodwill at February 10, 2022. As a result of Clinic Operations becoming a discontinued operation, the Company fully impaired its goodwill and intangible asset balance of $590,512.

NOTE 6 – INTANGIBLE ASSETS

During the three months ended June 30, 2023 the Company acquired intellectual property (IP) by issuing 44,920,000 shares of its common stock valued at $1,707,396. The company is amortizing the value of its IP over a one year period. As a result the Company recorded amortization expense of $416,689 on its Statements of Operations for the three months ended June 30, 2023. As of June 30, 2023 the balance of intangible assets was 1,272,303. This amount will be amortized prorata over the next nine months.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has been funded by its executive officers, and officers of its subsidiary. As of June 30, 2023, the balance due to executive officers and a former officer amounted to $230,264 in the form of interest-free demand loans compared to $227,704 during the period ended December 31, 2022. During the six months ended June 30, 2023, the Company’s officers have advanced $2,560 to the Company.

On June 1, 2023 the Company decided to transition from its current Clinic Operations to the establishment of a research laboratory. This strategic move was driven by the Company’s commitment to innovation and advancing the field of healthcare through research and development. All of the assets and results of operations from Clinic Operations have been treated as discontinued operations for all periods presented in the financial statements. The assets and liabilities of Clinic Operations were transferred to the Company’s CEO and her spouse for no consideration since Clinic Operations were not profitable in either 2022 or 2023 to date.

During the three months ended June 30, 2023 the Company’s CEO and her spouse each voluntarily donated 47,500,000 of their common shares, for of total of 95,000,000 common shares which were returned to the Company’s treasury.

NOTE 8 – COMMON STOCK AND COMMON STOCK PAYABLE

On May 5, 2022, the Company filed a Certificate of Amendment with the state of Nevada increasing its authorized shares from 75,000,000 to 700,000,000 shares of $0.001 par value common stock. As of June 30, 2023, and December 31, 2022, a total of 598,545,644 and 75,000,000 shares of common stock were issued and outstanding, respectively. The Company has issued the following shares during 2023:

➢	21,736,144 shares were issued pursuant to private placements. These shares were valued at $299,762.

➢	44,920,000 shares were issued to purchase intellectual property and for services. These shares were valued at 1,707,396.

➢	24,000,000 shares were repurchased. These shares were valued at $76,201.

➢	6,000,000 shares valued at $77,125 were issued for services.

➢	95,000,000 shares were returned to treasury by the Company’s officers and treated as donated capital.

NOTE 9 – SUBSEQUENT EVENTS

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

MySpray is clinically developing innovative and evidence-based therapeutics that can help us generate revenue through the sales of its five products to distributors, direct wholesale to pharmacies, clinics, health stores, ecommerce, and traditional retailers, along with our retail online store.

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

MyShrooms Defence

MyShrooms Defence is a combination of chaga, often proclaimed “king of medicinal mushrooms,” and Vitamin D. Chaga is a rich source of potent antioxidants and powerful phytochemicals, such as sterols, phenols, beta-glucans, and melanin. Vitamin D, widely known as the sunshine vitamin, is an essential hormone for disease prevention, and the regulation of minerals. Combined they strengthen the body’s natural defence system, and protect against pathogens, illness, and disease.

MyShrooms Immunity

MyShrooms Immunity offers the synergistic effect of 8 medicinal mushrooms, each containing complex, unique, and specific compounds providing significant health benefits throughout the whole body. As an immune modulator, it helps to activate, balance, and restore a healthy immune response with a comprehensive combination of the most potent medicinal mushrooms including: Reishi, Chaga, Cordyceps, Turkey Tail, Lion’s Mane, Agaricus Blazei, Shiitake, and Maitake.

MyShrooms Energy

MyShrooms Energy is a combination of Cordyceps and Vitamin B12. Cordyceps mushroom has been used for centuries for its energizing and apoptogenic properties, as well as to support oxygen uptake, stamina, endurance, libido, and kidney and adrenal health. With naturally occurring B-vitamins, it is a perfect blend to include Vitamin B12 with its essential and diverse functions in the body. B12 is involved in the maintenance of the nervous system, red blood cell production, energy metabolism and the proper functioning of our brain, heart, liver, and kidneys. Combined they contribute to optimal health, well-being, performance, mood, vitality, and energy.

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

MySpray generates revenue through the sales of its five products to distributors, direct wholesale to pharmacies, clinics, health stores, ecommerce, and traditional retailers, along with our retail online store.

The results from discontinued operations are excluded from management’s discussion of operations below, and from the Liquidity analysis.

Results of Operations for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Revenue

For the six months ended June 30, 2023, we recorded $60,611 in revenue from the sale of our products from continuing operations compared to $80,773 for the six months ended June 30, 2022. We are in the process of developing our strategic business plan going forward and, therefore, revenues may vary from period to period.

Cost of sales

Cost of sales was $20,239 for the six months ended June 30, 2023, compared to cost of sales of $39,137 for the six months ended June 30, 2022.

Operating expenses

Operating expenses for the six months ended June 30, 2023 were $1,123,908 compared to $220,014 for the six months ended June 30, 2022. The increase in operating expenses in the six months ended June 30, 2023, compared to the same period in 2022 is due to amortization of $416,689 in intangible assets, an impairment of goodwill and intangible assets of 590,512 compared to $-0- in the 2022 period; an increase in general and administrative expenses in most expense categories of $23,596 in the 2023 period, partially offset by a decrease in professional fees of $118,634 in 2023 compared to 2022.

Net Loss

As a result of the foregoing, we had a loss from continuing operations of $1,084,213 for the six months ended June 30, 2023 compared to a loss of $179,222 during the same six-month period ended June 30, 2022. The loss from discontinued operations for the six months ended June 30, 2023 was $10,432 compared to a loss of $15,303 during the same six-month period ended June 30, 2022.

Liquidity and Capital Resources

We had $10,773 in cash on hand as of June 30, 2023.

Net cash used in operating activities was $61,533 for the six months ended June 30, 2023, compared to $177,527 for the six months ended June 30, 2022 The decrease in cash used in operating activities during the six months ended June 30, 2023 was primarily due to changes in operating assets and liabilities.

Net cash provided investing activities was $-0- for the period ended June 30, 2023 compared to $19,981 in net cash provided by investing activities during the period ended June 30, 2022. The decrease is attributable to the acquisition of a business net of cash acquired in the 2022 period.

Net cash provided by financing activities was $29,167 for the six months ended June 30, 2023, compared to $231,833 for the six months ended June 30, 2022. The decrease during the 2023 period is primarily attributable to $24,916 in proceeds from related party loans in 2022 compared to $2,560, and a decrease in proceeds from the sale of common stock of $180,310 in the six months ended June 30, 2022.

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

See Note 2 to the Financial Statements for a Listing of our Critical Accounting Policies

New Accounting Pronouncements

There are no new accounting pronouncements that have a material impact on our financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

We are a smaller reporting company and are not required to provide this information.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of June 30, 2023.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the year June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SOUL BIOTECHNOLOGY CORPORATION

Dated: September 27, 2023	By:	/s/ Rachel Martinuik
Rachel Martinuik
Chief Executive Officer and
Chief Financial Officer
Principal Executive Officer,
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.