Form 10-Q
period 2023-09-30
Adorbs Inc
filed 2023-11-20
CIK 1726822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares outstanding of the registrant’s common stock as of November 20, 2023 was 598,545,644 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

SOUL BIOTECHNOLOGY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)

i

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements.

SOUL BIOTECHNOLOGY CORP.

Condensed Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$10,574	$41,808
Accounts receivable	3,104	1,344
Inventory	38,542	35,281
Prepaid and other assets	1,181	1,179
Total current assets	53,400	79,612
Goodwill	-	512,196
Intangible assets	830,571	88,923
Total assets	$883,972	$680,731

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued payable and accrued liabilities	$42,028	$42,953
Common stock payable	-	843,878
Convertible note -related party	27,778	-
Due to related parties	228,688	227,704
Total current liabilities	298,494	1,114,535
Government loans	29,584	29,532
Total liabilities	328,078	1,144,067

Stockholders’ Equity (Deficit)
Common stock, Par Value $0.001, 700,000,000 shares authorized, 598,545,644 and 598,545,644 shares issued and outstanding of shares as of September 30, 2023 and December 31, 2022, respectively	598,546	75,000
Additional paid in capital	2,080,075	25,740
Accumulated deficit	(2,035,661)	(525,881)
Accumulated other comprehensive loss	(87,066)	(38,195)
Total stockholders’ equity (deficit)	555,894	(463,336)
Total liabilities and stockholders’ equity (deficit)	$883,972	$680,731

The accompanying notes are an integral part of these unaudited condensed financial statements

SOUL BIOTECHNOLOGY CORP.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue, net
Revenue, net	$16,260	$42,154	$76,871	$122,927
Cost of sales	6,015	5,333	26,255	44,471
Gross margin	10,245	36,821	50,617	78,456

Operating expenses
General and administrative expenses	(21,030)	31,970	34,738	64,122
Professional fees	16,242	94,716	66,500	263,607
Amortization of intangible assets	417,924	11,107	845,293	30,055
Impairment of goodwill and intangible	-		590,512	-
Total operating expenses	413,136	137,794	1,537,043	357,784
Loss from operations	(402,891)	(100,973)	(1,486,426)	(279,328)

Other income (expense)
Interest expense	(7,067)	(449)	(7,745)	(1,292)
Total other income (expense)	(7,067)	(449)	(7,745)	(1,292)
Loss from continuing operations before income taxes	(409,958)	(101,422)	(1,494,171)	(280,620)
Provision (benefit) for income taxes	-	-	-	-
Loss from continuing operations	(409,958)	(101,422)	(1,494,171)	(280,620)
Loss from discontinued operations	(5,177)	(5,760)	(15,609)	(21,086)
Net loss	$(415,135)	$(107,182)	$(1,509,780)	$(301,706)

Basic and diluted loss per share:
Loss from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	598,545,644	75,000,000	598,545,644	67,324,064

Comprehensive loss:
Net loss	$(415,135)	$(107,182)	$(1,509,780)	$(301,706)
Foreign currency translation adjustment	(41,622)	(20,430)	(48,871)	(37,101)
Comprehensive loss	$(456,757)	$(127,612)	$(1,558,651)	$(338,807)

The accompanying notes are an integral part of these unaudited condensed financial statements

SOUL BIOTECHNOLOGY CORP.

Condensed Statements of Changes in Shareholders’ Deficit

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Value	Capital	Income	Deficit	Deficit
Balance, December 31, 2021	23,889,500	$23,890	$25,740	$-	$(183,311)	$(133,681)

Shares issued with the acquisition of MySpray	51,110,500	51,110				51,110

Net loss			-	-	(34,120)	(34,120)

Balance, March 31, 2022	75,000,000	$75,000	$25,740	$-	$(217,431)	$(116,691)

Change in exchange rates				(16,671)		(16,671)

Net loss		-	-	-	(160,404)	(160,404)

Balance, June 30, 2022	75,000,000	$75,000	$25,740	$(16,671)	$(377,835)	$(293,766)

Change in exchange rates				(20,430)		(20,430)

Net loss		-	-	-	(107,182)	(107,182)

Balance, September 30, 2022	75,000,000	$75,000	$-	$(37,101)	$(485,017)	$(421,377)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Value	Capital	Income	Deficit	Deficit
Balance, December 31, 2022	75,000,000	$75,000	$25,740	$(38,195)	$(525,881)	$(463,336)

Issuance of acquisition shares	569,889,500	569,890				569,890

Change in exchange rates				290		290

Net loss			-		(60,305)	(60,305)

Balance, March 31, 2023	644,889,500	$644,890	$25,740	$(37,905)	$(586,186)	$46,538

Private placement issuance of shares	21,036,144	21,036	252,119			273,155

Issuance of shares for services -prior	6,000,000	6,000	71,125			77,125

Repurchase of common shares	(24,000,000)	(24,000)	(52,291)			(76,291)

Shares issued for purchase of intangible assets and service agreement	44,920,000	44,920	1,662,476			1,707,396

Capital contribution from officers	(95,000,000)	(95,000)	95,000			-

Private placement of shares	700,000	700	25,907			26,607

Change in exchange rates				(7,539)		(7,539)

Net loss					(1,034,339)	(1,034,339)

Balance, June 30, 2023	598,545,644	$598,546	$2,080,075	$(45,444)	$(1,620,526)	$1,012,651

Change in exchange rates				(41,622)		(41,622)

Net loss		-	-		(415,135)	(415,135)

Balance, September 30, 2023	598,545,644	$598,546	$2,080,075	$(87,066)	$(2,035,661)	$555,894

The accompanying notes are an integral part of these unaudited condensed financial statements

SOUL BIOTECHNOLOGY CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(1,509,780)	$(301,706)
Less : Loss from discontinued operation	(15,609)	(21,086)
Loss from continuing operations	(1,494,171)	(280,620)
Amortization of intangible assets	845,293	30,055
Impairment of goodwill and intangible assets	590,512
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(1,760)	(3,056)
Inventory	(3,261)	268
Accrued payable and accrued liabilities	(925)	6,999
Net cash used in operating activities -continuing operations	(64,312)	(246,354)
Net cash used in operating activities -discontinued operations	(15,609)	(21,086)
Net cash used in operating activities	(79,921)	(267,440)

Cash Flows from Investing Activities
Acquisition of a business net of cash acquired	-	19,981
Net cash provided by investing activities	-	19,981

Cash Flows From Financing Activities
Proceeds from the sale of common stock	26,607	-
Proceeds from convertible notes	27,778
Common stock payable	-	271,669
Proceeds from related party loans	984	12,821
Net cash provided by financing activities	55,369	284,490

Effect of exchange rates on cash and cash equivalents	(6,682)	15,343
Net (decrease) increase in cash and cash equivalents	(31,234)	52,374
Cash and cash equivalents, beginning of year	41,808	9,499
Cash and cash equivalents, end of year	$10,574	$61,873

Supplemental disclosure of cash flow information
Cash paid for income tax expense	$-	$-
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

SOUL BIOTECHNOLOGY CORPORATION

NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2023 AND 2022

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

On June 1, 2023 the Company decided to transition from its current Clinic Operations to the establishment of a research laboratory. This strategic move was driven by the Company’s commitment to innovation and advancing the field of healthcare through research and development to include clinical trials of medicinal mushrooms, cannabinoids, and psychedelic compounds including psilocybin. All of the assets and results of operations from Clinic Operations have been treated as discontinued operations for all periods presented in the condensed financial statements. See Note 4. Discontinued Operations.

The Company’s year-end is December 31.

All figures presented in this report are in US dollars unless stated otherwise.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING ASSUMPTIONS AND POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the FASB’s ASC, which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of condensed financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary MySpray Therapeutics Inc. All intercompany accounts and transactions are eliminated in consolidation.

Discontinued Operations

The operations of the Company’s former Clinic Division has been presented as discontinued operations. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate solely to continuing operations and exclude all discontinued operations. See Note 4. for additional information on discontinued operations.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these condensed consolidated financial statements.

The Company expects to generate operating cash flow that will be sufficient to fund presently anticipated operations although there can be no assurance. This raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing to supplement the expected cash flow. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to do so until its operations become profitable.

The Company may attempt to raise capital in the near future through the sale of equity or debt financing; however, there can be assurances the Company will be successful in doing so. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

Management’s Representation of Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual condensed consolidated financial statements. Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities on the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the amortization period for intangible assets and income taxes. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these condensed consolidated financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. As of September 30, 2023, and December 31, 2022, the on-hand cash balances were $10,574 and $41,808, respectively.

Inventory

Inventory, is stated at the lower of cost or net realizable value with cost determined under the first-in, first-out (“FIFO”) method. As of September 30, 2023, and December 31, 2022, inventory amounted to $38,542 and $35,281, respectively.

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

Subsequent Event

The Company evaluated subsequent events through the date when the condensed consolidated financial statements are issued for disclosure consideration.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have an impact on the Company’s operations.

NOTE 3 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these condensed consolidated financial statements. The Company has incurred significant operating losses since its inception. As of September 30, 2023, the Company had a working capital deficit of $245,094 and an accumulated deficit of $2,035,661.

The Company expects to generate operating cash flows that will be sufficient to fund presently anticipated operations although there can be no assurance. This raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing to supplement the expected cash flow. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to do so until its operations become profitable.

The Company may attempt to raise capital in the near future through the sale of equity or debt financing; however, there can be assurances the Company will be successful in doing so. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

NOTE 4 – DISCONTINUED OPERATIONS

On September 1, 2023 the Company decided to transition from its current Clinic Operations to the establishment of a research laboratory. This strategic move was driven by the Company’s commitment to innovation and advancing the field of healthcare through research and development. All of the assets and results of operations from Clinic Operations have been treated as discontinued operations for all periods presented in the condensed financial statements. The assets and liabilities of Clinic Operations were transferred to the Company’s CEO and her spouse for no consideration since Clinic Operations were not profitable in either 2022 or 2023 to date. The following table reflects the results of operations from Clinic Operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$209	$39,613	$64,665	$93,462
Operating expenses	5,386	45,373	80,274	114,548
Discontinued operations, net of tax	$(5,177)	$(5,760)	$(15,609)	$(21,086)

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

The Company has allocated the fair value of the total consideration paid of $547,022 to goodwill and $136,755 to intangible assets with a life of three years. The value of goodwill represented MySpray’s ability to generate profitable operations going forward. Management estimated the provisional fair values of the intangible assets and goodwill on February 10, 2022. As a result of Clinic Operations becoming a discontinued operation, the Company fully impaired its goodwill and intangible asset balance of $590,512.

NOTE 6 – INTANGIBLE ASSETS

During the three months ended June 30, 2023 the Company acquired intellectual property (IP) by issuing 44,920,000 shares of its common stock valued at $1,707,396. The company is amortizing the value of its IP over a one year period. As a result the Company has recorded amortization expense of $845,293 on its Statements of Operations for the six months ended September 30, 2023. As of September 30, 2023 the balance of intangible assets was $830,571. This amount will be amortized prorata over the next six months.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has been funded by its executive officers, a former executive officer, and officers of its subsidiary. As of September 30, 2023, the balance due to these individuals amounted to $228,688 in the form of interest-free demand loans, compared to $227,704 during the period ended December 31, 2022. During the nine months ended September 30, 2023, the Company’s officers have advanced $984 in interest free loans to the Company.

On September 19, 2023 the former CEO of the Company, David Lazar entered into a $27,778 convertible loan with the Company bearing interest at 3.5%. The maturity date of the Note is September 10, 2024. The conversion price is currently not determinable because the Company’s common stock doesn’t trade on any exchange.

On June 1, 2023 the Company decided to transition from its current Clinic Operations to the establishment of a research laboratory. This strategic move was driven by the Company’s commitment to innovation and advancing the field of healthcare through research and development. All of the assets and results of operations from Clinic Operations have been treated as discontinued operations for all periods presented in the condensed consolidated financial statements. The assets and liabilities of Clinic Operations were transferred to the Company’s CEO and her spouse for no consideration since Clinic Operations were not profitable in either 2022 or 2023 to date.

During the three months ended June 30, 2023 the Company’s CEO and her spouse each voluntarily donated 47,500,000 of their common shares, for of total of 95,000,000 common shares which were returned to the Company’s treasury.

NOTE 8 – COMMON STOCK AND COMMON STOCK PAYABLE

On May 5, 2022, the Company filed a Certificate of Amendment with the state of Nevada increasing its authorized shares from 75,000,000 to 700,000,000 shares of $0.001 par value common stock. As of September 30, 2023, and December 31, 2022, a total of 598,545,644 and 75,000,000 shares of common stock were issued and outstanding, respectively. The Company has issued the following shares during 2023:

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with the Statement of Financial Accounting Standards (“SFAS”) 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the condensed consolidated financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these condensed consolidated financial statements.

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

Results of Operations for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Revenue

For the nine months ended September 30, 2023, we recorded $76,781 in revenue from the sale of our products from continuing operations compared to $122,927 for the nine months ended September 30, 2022. We are in the process of developing our strategic business plan going forward and, therefore, revenues may vary from period to period.

Cost of sales

Cost of sales was $26,255 for the nine months ended September 30, 2023, compared to cost of sales of $44,471 for the nine months ended September 30, 2022.

Operating expenses

Operating expenses for the nine months ended September 30, 2023 were $1,537,043 compared to $357,784 for the nine months ended September 30, 2022. The increase in operating expenses in the nine months ended September 30, 2023, compared to the same period in 2022 is due to amortization of $845,293 in intangible assets, an impairment of goodwill and intangible assets of $590,512 compared to $-0- in the 2022 period; offset by a decrease in in general and administrative expenses and a significant decrease in professional fees of $197,908 in 2023 compared to 2022.

Net Loss

As a result of the foregoing, we had a loss from continuing operations of $1,494,171 for the nine months ended September 30, 2023 compared to a loss of $280,620 during the same nine-month period ended September 30, 2022. The loss from discontinued operations for the nine months ended September 30, 2023 was $15,609 compared to a loss of $21,086 during the same nine-month period ended September 30, 2022.

Liquidity and Capital Resources

We had $10,574 in cash on hand as of September 30, 2023.

Net cash used in operating activities was $79,921 for the nine months ended September 30, 2023, compared to $267,440 for the nine months ended September 30, 2022. The decrease in cash used in operating activities during the nine months ended September 30, 2023 was primarily due to changes in operating assets and liabilities.

Net cash provided investing activities was $-0- for the period ended September 30, 2023 compared to $19,981 in net cash provided by investing activities during the period ended September 30, 2022. The decrease is attributable to the acquisition of a business net of cash acquired in the 2022 period.

Net cash provided by financing activities was $55,369 for the nine months ended September 30, 2023, compared to $284,490 for the nine months ended September 30, 2022. The decrease during the 2023 period is primarily attributable to $$271,669 in proceeds from the sale of common stock in the 2022 period, compared to $27,778 in proceeds from convertible loans and $26,607 in proceeds from the sale of common stock in the 2023 period.

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

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our condensed consolidated financial statements.

See Note 2 to the Financial Statements for a Listing of our Critical Accounting Policies

New Accounting Pronouncements

There are no new accounting pronouncements that have a material impact on our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

We are a smaller reporting company and are not required to provide this information.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of September 30, 2023.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the year September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SOUL BIOTECHNOLOGY CORPORATION

Dated: November 20, 2023	By:	/s/ Rachel Martinuik
Rachel Martinuik
Chief Executive Officer and
Chief Financial Officer
Principal Executive Officer,
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.